Form 10-Q
period 2012-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2012-05-21
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54600

FRESH MEDICAL LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 East South Temple, Suite 150
Salt Lake City, Utah	84102
(Address of principal executive offices)	(Zip Code)

(801) 736–0729

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on May 18, 2012 was 10,421,718.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

	Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets, March 31, 2012 and December 31, 2011(Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through March 31, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Deficit for the Period from November 22, 2004 (Date of Inception) through December 31, 2010, for the Year Ended December 31, 2011 and for the Three Months Ended March 31, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through March 31, 2012 (Unaudited)	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	15

	Part II – Other Information
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	[Removed and Reserved]	16
Item 5	Other Information	16
Item 6	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current Assets
Cash	$2,053	$-
Accounts Receivable	-	-
Receivable from shareholder	-	60,000
Total Current Assets	2,053	60,000

Total assets	$2,053	$60,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$91,235	$89,468
Checks written in excess of bank balance	-	3,592
Related-party payable	-	12,007
Accrued liabilities	245,123	187,937
Related-party notes payable, net of unamortized discount of $12,500 and $16,636, respectively	794,402	790,266
Total current liabilities	1,130,760	1,083,270

Long-term liabilities
Notes payable	70,588	-
Long-Term Related-party notes payable, net of current portion	435,000	350,000
Total long-term liabilities	505,588	350,000

Total liabilities	1,636,348	1,433,270

Stockholders' deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized; 10,421,718 and 10,421,718 outstanding	10,421	10,421
Additional paid-in capital	4,452,176	4,443,897
Deficit accumulated during the development stage	(6,096,892)	(5,827,588)

Total stockholders' deficit	(1,634,295)	(1,373,270)

Total liabilities and stockholders' deficit	$2,053	$60,000

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

			For the Period from
	For the Three		November 22, 2004 (Date of Inception)
	Months Ended March 31,		Through March 31,
	2012	2011	2012

Licensing income	$-	$-	$100,000
Total income	-	-	100,000

Research and development expense	143,280	139,900	4,468,553
General and administrative expense	74,819	22,346	1,332,260
Total expenses	218,099	162,246	5,800,813

Loss from operations	(218,099)	(162,246)	(5,700,813)

Other income and (expense)
U.S. Government grant income	-	-	249,479
Gain on extinguishment of debt, net	-	-	17,201
Interest expense	(51,205)	(32,241)	(662,759)

Net loss	$(269,304)	$(194,487)	$(6,096,892)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted-average common shares outstanding	10,421,718	8,244,918

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)
For the Period from November 22, 2004 (Date of Inception) through December 31, 2010
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, November 22, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued from November 22, 2004 (date of inception) through December 31, 2005 for: Compensation at $0.32 per share	320,000	320	102,080	-	102,400
Cash at $0.32 per share	1,770,017	1,770	563,230	-	565,000
Common stock issued during the year ended December 31, 2006 for: Compensation at $0.32 per share
	32,000	32	10,208	-	10,240
Cash at $0.32 per share	1,109,983	1,110	353,203	-	354,313
Common stock issued during the year ended December 31, 2007 for: Compensation at $0.32 per share
	363,385	363	115,920	-	116,283
Interest on notes payable at $0.32 per share	16,000	16	5,104	-	5,120
Issuance of 58,439 warrants for interest on notes payable; 2007	-	-	18,653	-	18,653
Common stock issued for compensation at $0.32 per share; 2008	300,000	300	95,700	-	96,000
Issuance of 30,000 warrants for compensation; 2008	-	-	4,153	-	4,153
Common stock issued for compensation at $.50 per share; 2009	302,000	302	39,098	-	39,400
Common stock issued for compensation at $0.65 per share; 2009	354,654	355	230,170	-	230,525
Common stock issued for extension of notes payable at $0.65 per share; 2009	9,000	9	5,841	-	5,850
Issuance of 40,000 warrants for settlement of loan origination fees;2009	-	-	20,430	-	20,430
Issuance of 25,000 warrants for compensation; 2009	-	-	9,196	-	9,196
Issuance of 30,000 warrants for extension of notes payable; 2009	-	-	14,762	-	14,762
Common stock issued for cash at $0.50 per share; 2009	745,000	745	371,755	-	372,500
Common stock issued for cash at $0.65 per share; 2009	143,085	142	92,863	-	93,005
Common stock issued for cash at $0.60 per share; 2009	3,077	3	1,847	-	1,850
Conversion of accrued liabilities into common stock at $0.50 per share; 2009	294,652	295	147,031	-	147,326
Stock-based compensation; 2009	-	-	94,844	-	94,844
Common stock issued for cash at $.65 per share; 2010	72,193	72	46,853	-	46,925
Common stock and 180,000 warrants issued for cash at $0.50 per share; 2010	900,000	900	449,100	-	450,000
Common stock issued for compensation at $.65 per share; 2010	688,397	688	56,770	-	57,458
Common stock issued for compensation at $.43 per share; 2010	175,317	176	19,310	-	19,486
Common stock and 97,898 warrants for conversion of notes payable and accrued interest; 2010	489,491	490	246,624	-	247,114
Common stock issued for extension of notes payable at $0.57 per share; 2010	15,000	15	8,463	-	8,478
Common stock issued for extension of notes payable at $0.65 per share; 2010
Exercise of warrants; 2010	70,000	70	(70)	-	-
Stock-based compensation; 2010	-	-	445,471	-	445,471
Net loss for the period from November 24 2004 (date of inception) through December 31, 2010	-	-	-	(4,672,335)	(4,672,335)
Balance, December 31, 2010	8,188,251	8,188	3,578,344	(4,672,335)	(1,085,803)
Common stock issued for cash at $0.65 per share	10,000	10	6,490	-	6,500
Common stock issued for cash at $0.50 per share	507,930	508	253,457	-	253,965
Common stock issued for cash at $0.30 per share	950,002	950	288,050	-	289,000
Common stock issued for extension of notes payable at $0.50 per share	50,000	50	24,950	-	25,000
Stock-based compensation	715,535	715	292,606	-	293,321
Net loss	-	-	-	(1,155,253)	(1,155,253)
Balance, December 31, 2011	10,421,718	10,421	4,443,897	(5,827,588)	(1,373,270)
Stock-based compensation	-	-	8,279	-	8,279
Net loss	-	-	-	(269,304)	(269,304)
Balance, March 31, 2012	10,421,718	$ 10,421	$ 4,452,176	$ (6,096,892)	$ (1,634,295)

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period from
			November 22, 2004
	For the Three		(Date of Inception)
	Months Ended March 31,		Through December 31,
	2012	2011	2011

Cash flows from operating activities:
Net loss	$(269,304)	$(194,487)	$(6,096,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of liability	-	-	(17,201)
Stock-based compensation	8,279	4,300	1,532,906
Accretion of debt discount	4,136	604	75,793
Interest on convertible notes payable	10,588	-	10,588
Decrease (increase) in:
Accounts receivable	-	108,346	-
Other current assets	-	-	-
Increase (decrease) in:
Accounts payable	1,767	(17,677)	91,235
Related-party payable	(12,007)	(2,200)	-
Accrued liabilities	57,186	32,205	660,566

Net cash used in operating activities	(199,355)	(68,909)	(3,743,005)

Cash flows from financing activities:
Collection of receivable from shareholder	60,000	-	60,000
Issuance of common stock	-	68,175	2,373,058
Proceeds from issuance of convertible notes	60,000	-	60,000
Payment of checks written in excess of cash balance	(3,592)	-	-
Proceeds from issuance of related-party notes payable	85,000	-	1,277,000
Principal payments on related-party notes payable	-	-	(25,000)

Net cash provided by financing activities	201,408	68,175	3,745,058

Net (decrease) increase in cash	2,053	(734)	2,053

Cash at beginning of period	-	6,531	-

Cash at end of period	$2,053	$5,797	$2,053

See the accompanying notes to condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography.  The Company is in the development stage and its activities to date consist of research and development, developing markets for its products, securing strategic alliances, and obtaining financing.  During the quarter ended March 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since inception.  Hilltop’s financial statements have been consolidated herein.

Basis of Presentation – The accompanying unaudited interim condensed financial information has been prepared in accordance with rules and regulations promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial information contains all adjustments necessary for it to be presented fairly, and consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto. The results of operations for the three months ended March 31, 2012 may not be indicative of the results to be expected for the year ending December 31, 2012.

Development Stage – For the period from November 22, 2004 (date of inception) to March 31, 2012, the Company has not generated significant revenues from operations and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing activities. Management’s plans include selling equity or debt securities to fund capital requirements and ongoing operations. However, there can be no assurance the Company will be successful in these efforts.

The Company has raised cash through debt and equity offerings to fund operations.  For the three months ended March 31, 2012 the Company issued notes payable totaling $145,000.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the three months ended March 31, 2012 and 2011.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of March 31, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, unvested common stock awards outstanding (see Note 3) issued to officers and directors of the Company.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes – The Company is a C corporation for income tax purposes and accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company establishes valuation allowances to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.

At March 31, 2012 management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period.

The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants and conversion of notes payable. As of both March 31, 2012 and 2011, there were 416,337 warrants to purchase common stock and at March 31, 2012, notes payable were convertible into 235,294 common share that were not included in the computation of diluted loss per common share as their effect would be anti-dilutive.

Recently Enacted Accounting Pronouncements

Comprehensive Income – In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of the new guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurement – In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. and international financial reporting standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance was effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of the new guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Interest payable	$161,620	$125,590
Payroll and related liabilities	83,503	62,347
	$245,123	$187,937

Note 3 – Related-Party Notes Payable

During the three months ended March 31, 2012, the Company issued notes payable to three directors and officers of the Company with principal balances of $10,000, $25,000 and $50,000 with maturity dates of December 31, 2013, all at 8% interest rate.

During the year ended December 31, 2010, the board of directors authorized the conversion of $137,305 of principal on notes payable and related accrued interest owed to the director into 274,611 shares of common stock and warrants to purchase 54,922 shares of common stock. The Company recognized the common stock and the warrants issued at their fair values on the date issued, which totaled $138,623. As a result, the Company recorded a loss on the extinguishment of the debt of $1,318. During the year ended December 31, 2010, the remaining $700,000 of outstanding notes payable owed to the director was consolidated into one note. Interest owed on those notes payable of $99,970 was capitalized into a note payable as of that date as well. As of March 31, 2012 the Company had $799,970 of notes payable to a director of the Company at interest rates of 11.07% with $120,826 of accrued interest.

In 2008, the Company issued three notes payable to a relative of an officer of the Company with principal balances of $100,000, $75,000 and $25,000 outstanding with maturity dates of September 4, 2010, January 12, 2011 and April 16, 2011, respectively, all at 15% interest rate.  The notes were issued with a guaranteed origination fee of 20% of the face value of the notes, payable in warrants to purchase common stock. The Company recorded a discount on the notes payable for the loan origination fees and amortized those costs over the life of the notes. During 2009 the Company issued 20,000, 15,000 and 5,000 warrants exercisable at $0.01 per share in exchange for the $20,000, $15,000, and $5,000 loan origination liability recognized on the issuance of the notes respectively.  The Company recognized a gain of $19,570 on the issuance of the warrants to extinguish the loan origination liability based on the difference between the liability and the calculated grant date fair value of the warrants issued (see Note 5).

During 2009 the Company issued the note-holder 30,000 warrants to extend the maturity of the notes.  The fair value of the warrants issued on extension was calculated to be $14,762, which was recognized as interest expense over the new life of the notes.  During 2010 the Company borrowed an additional $65,000 with a January 25, 2011 maturity date at 15% from the same related party and issued 15,000 shares of common stock with a grant date fair value of $9,750. The Company recognized the relative fair value of the stock of $8,478 as a discount on the note payable and recognized the discount over the life of the note. These notes are secured by all of the assets of the Company.  On June 30, 2011, the Company consolidated the notes and accrued interest payable into two notes with principal balances of $265,000 and $91,932 respectively.  As consideration for the extension the Company issued 50,000 shares of its common stock. The interest on the consolidated notes is 15% with a maturity date of December 31, 2012.  Accrued interest on these notes totaled $40,191 as of March 31, 2012.

During the year ended December 31, 2010 the board of directors authorized the conversion of $81,135 of principal and accrued interest into 162,270 shares of common stock and warrants to purchase 32,454 shares of common stock. The grant date fair value of the stock and warrants issued totaled $81,915 and the Company recorded a loss on extinguishment of debt of $780 on the issuance.

During the year ended December 31, 2010 the board of directors authorized the conversion of $26,304 of principal and accrued interest into 52,610 shares of common stock and warrants to purchase 10,522 shares of common stock. The grant date fair value of the stock and warrants issued totaled $26,575 and the Company recorded a loss on extinguishment of debt of $271 on the issuance. Notes payable consisted of the following as of March 31, 2012 and December 31, 2011:

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31, 2012		December 31, 2011
	Current	Long Term	Current	Long Term
Unsecured notes payable to a Director of the Company	$449,970	$350,000	$449,970	$350,000
Unsecured notes payable to an investor of the Company, net of debt discount of $12,500 and $ 16,636, respectively	344,432	-	340,296	-
Unsecured notes payable to Directors of the Company	-	85,000	-	-
	$794,402	$435,000	$790,266	$350,000

Note 4 – Convertible Notes Payable

On March 2, 2012 and March 20, 2012, the Company borrowed $25,000 and $35,000, respectively, from unrelated third parties pursuant to convertible debenture agreements. The debentures bear interest at 8% per annum and mature October 1, 2013. The lenders have the right to immediately convert the principal amount of the debentures, but not accrued interest, before the maturity date into shares of the Company’s common stock at a discount of 15% of the closing bid price for the previous ten trading days prior to the conversion. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value, they have been valued in accordance with the guidance in ASC 480-10-25-14, which requires the notes to be classified as a liability and reported at the fixed monetary value of shares into which the notes are convertible. The excess of the amount recognized as a liability for the convertible notes over the proceeds received upon issuance of $10,588 was recognized as interest expense on the dates of issuance. As a result, the convertible notes payable are carried at $70,588 as of March 31, 2012.

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of March 31, 2012, the board of directors had not established a series of preferred stock and there are no shares of preferred stock outstanding.

The Company has authorized 20,000,000 shares of common stock, par value $0.001 per share.

The Company issued nonvested common stock to various employees and directors for future compensation. The Company values the nonvested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The nonvested shares are included in the total outstanding shares recorded in the financial statements.

A summary of the status of the Company’s nonvested shares as of March 31, 2012, and changes during the three months then ended, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	260,000	$0.37
Vested	(100,000)	0.43
Nonvested at March 31, 2012	160,000	$0.32

As of March 31, 2012 there was $34,388 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 0.25 years. There were 100,000 shares that vested during the three months ended March 31, 2012, which had a fair value at the grant date of $43,000.

During the Three months ended March 31, 2012 and 2011, compensation expense related to share-based payments to employees, directors and contractors totaled $8,279 and $4,300 respectively.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the period November 22, 2004 (date of inception) to March 31, 2012, compensation expense related to share-based payments to employees, directors and contractors totaled $1,532,906 and is recorded as either research and development expense or general and administrative expense.

Note 6 – Warrants

The Company issues warrants to purchase its common stock for payment of consulting services and as incentives to investors. The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests, which is usually the issue date, and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

During the three months ended March 31, 2011 the Company issued warrants to purchase 25,000 shares of common stock in connection with the issuance of 100,000 shares of common stock for cash consideration of $50,000.  The warrants issued had an exercise price of $0.45 per share with a 10-year expiration and immediate vesting.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.50; expected term of 5 years; expected volatility of 97%; and discount rate of 1.35-1.96%. The total fair value of the warrants issued was calculated at $9,320.

There were no warrants issued for the three months ended March 31, 2012. A summary of warrant activity for the three months ended March 31, 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	416,337	$0.45	7.96	-
Outstanding as of March 31, 2012	416,337	$0.45	7.71	-
Exercisable as of March 31, 2012	416,337	$0.45	7.71	-

The year-end intrinsic values are based on a March 31, 2012 closing price of $0.30 per share.

Note 7 – Subsequent Events

Subsequent to March 31, 2012, the Company has received $120,000 in cash for which it intends to issue notes payable. The terms of those notes have not yet been determined. Of the amount received, $25,000 was received from a Director of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Management’s Discussion and Analysis or Plan of Operations

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2011 or the Three Months ended March 31, 2012.

The Company’s accounting policies are more fully described in Note 1 of the financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2011 or the Three Months ended March 31, 2012.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of March 31, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, unvested common stock awards outstanding (see Note 3) issued to officers and directors of the company.

Income Taxes – The Company is a C corporation for income tax purposes and accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company establishes valuation allowances to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.

Emerging Growth Company – We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

At March 31, 2012, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Plan of Operation

The Company plans to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography.  The Company will need to fund expansion by raising capital over the next two (2) years.  The amount of capital could change based on the opportunities available to us and the ability to expand our markets.  The Company believes that over the next two (2) years our operations will be cash flow positive but will not provide sufficient revenue to fund the expansion and or potential acquisitions.

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.  During the period from inception (November 22, 2004) to March 31, 2012, Fresh Medical Laboratories recognized licensing income of $100,000 and incurred operating expenses totaling $5,800,813.  Our operating expenses consisted of research and development and general and administrative expenses totaling $4,468,554 and $1,332,259 respectively.  The Company did not generate any revenue prior to 2010.  During the period from inception (November 22, 2004) to March 31, 2012, Fresh Medical Laboratories recognized government grant income of $249,479 and a gain on debt extinguishment of $17,201.  During the period from inception (November 22, 2004) to December 31, 2011, the Company recognized interest expense of $662,759.

The Company received a reimbursement grant from the IRS under Section 48D of the Internal Revenue Code based on qualified investments in a qualifying therapeutic discovery project. The grant was limited to 50% of the qualified investment. The IRS certified the Company qualified investment of $488,959 in 2010. The Company recognized $244,479 of grant income in 2010 for the IRS grant.

For the Three Months ended March 31, 2012, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.   The Company incurred operating expenses totaling $218,099, a $55,853 increase from the Three Months ending March 31, 2011.  General and administrative expenses for the Three Months ending March 31, 2012 increased from $22,346 to $74,818 for the Three Months ending March 31, 2011 and 2012 respectively, due to a an increase in professional services related to the companies financing activities.  Research and development expenses remained consistent between the two periods. The Company did not generate any revenue during the either of the Three Month periods ending March 31, 2011 or 2012.

Liquidity and Capital Resources

The Company’s principal liquidity from inception (November 22, 2004) to March 31, 2012, came from the sale of equity interests and debt financing.  The Company issued 10,421,718 common shares and received for $2,433,058 of proceeds.  The Company received $1,337,000 for issuance of notes payable with interest rates between 6.5 and 15 percent.  During the Three Months ending March 31, 2011 the Company used approximately $69,000 to fund operations.  During the Three Months March 31, 2012, compared to $199,355 during the Three Months ending March 31, 2012.  Fresh Medical Laboratories received proceeds of $60,000 during the Three Months Ending March 31, 2012 in connection with a stock subscription receivable that was outstanding at December 31, 2011.

As discussed above, the Company anticipates incurring significant expenditures during 2012 and to pursue its planned business operations including additional research and development of products and technology.  The Company’s ability to execute on these plans is dependent on its ability to generate additional investment proceeds.  In the event that the Company is unable to raise the necessary funds, it would have to modify its current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

As noted, the past operating expenses and cash needs are not indicative of our current operations which require substantially more cash to operate.  At this time, the Company is dependent on outside funding to support its operations and anticipates it will need outside funding for at least the next twelve to twenty four months to support its business model.  If the Company is unable to obtain continued outside funding, its operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and the Company will have to continue to rely on equity or debt investments for outside non-banking sources.

The initial focus of the Company was to develop, market, and sell noninvasive diagnostic devices for life threatening diseases. Clinical studies demonstrated the utility of the device to evaluate risk of lung cancer in patients with lung masses suspicious for cancer and potentially improve the accuracy of pre-surgical staging and diagnosis of lung cancer.

The Company now plans to enter the market through direct (U.S.) and indirect channels (international) for the marketing and sale of its BSP and CB Test Kit.  The initial step in the U.S. requires the expenditure of an estimated $1.3 to $1.5 million, over a period of eight to twelve months, to achieve U.S. FDA 510(k) de novo regulatory clearance, as well as the completion of the placement of an estimated 22 investigational BSP devices at hospitals.  The completion of this initial step is projected to allow Freshmedx to achieve the first sale of its product in the U.S.  Once the Company’s U.S. FDA 510 (k) de novo petition is granted, it plans to convert hospitals with investigational placements of its diagnostic to commercial installations selling its CB Test.

Next, the Company plans to launch its products in Mexico and Turkey.  The Company estimates that by early 2013, it will have invested an additional $0.5 million in the development of the Mexican and Turkish markets.  The Company projects that this amount is sufficient to complete initial clinical validation and secure a local distribution partner together with national regulatory and pricing approvals.

Finally, the Company plans to complete a scaled commercial rollout, beginning in late 2013, following any revenue in the U.S. and initial international markets.  At this time, the Company plans to build working capital, engage additional distributors, and hire additional sales, marketing, and customer service personnel for a projected $4.0 million.  During this time, Freshmedx plans to add about 90 new U.S. installations.  Following this final step, the Company expects to be cash flow positive unless new, additional international markets present opportunity for additional investments.

The financing required to execute these steps will be approximately $2.0 million over the next twelve months of operation.

The Company intends to fund the BMC patent purchase through the private placement of shares of the Company’s common stock.

The amount of funds needed for compliance with the Company’s obligations under the federal securities laws is approximately $39,500 per year. This includes an estimate of $7,500 for ongoing Edgar and XBRL filing fees, $2,000 for transfer agent fees, and $30,000 for preparation and audit of the company’s financial statements.

Off Balance Sheet Arrangements

The Company has not had any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 and 2011, and concluded that, as of March 31, 2012 and 2011, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest..

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, we did not sell any of our securities in a private placement transaction or otherwise.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INC.

(Registrant)

By:

/s/ Steven C. Eror

Steven C. Eror

Chief Executive Officer, President, and Director

(Principal Executive Officer)

Date: May 18, 2012

By:

/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: May 18, 2012