Form 10-Q/A
period 2012-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2012-06-07
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

   ☑ .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

     ☐  .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     . No  ☑ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑ . No ☐     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐ .	Accelerated filer	☐ .
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☑ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      . No  ☑ .

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

Note 3 – Related-Party Notes Payable

During the three months ended March 31, 2012, the Company received $85,000, in cash for which the Company intends to issue notes payable. Of the amount received, $10,000 was received from Steven Eror (Company President, CEO, and Director). $50,000 from Robert Raybould (Company Director) and $25,000 from Dennis Tulane (Company Director). The terms of those notes have not yet been determined.

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

Note 7 – Subsequent Events

Subsequent to March 31, 2012, the Company has received an additional $80,000 in cash from Company directors for which it intends to issue notes payable. Of the amount received, $25,000 was received from Nate Wade (Company Director), $25,000 from Robert Raybould (Company Director) and $30,000 from William Fresh (Company Chairman and Director). The terms of those notes have not yet been determined. In addition, subsequent to March 31, 2012, $155,000 was borrowed from unrelated parties pursuant to convertible debenture agreements for which the Company intends to issue notes payable. Under the terms of the debenture agreements, the notes will bear interest at 8% per annum and each note will have an initial term of 36 months. The lender has the right to immediately convert the principal amount of the debenture, but not accrued interest, before the maturity date into shares of the Company’s common stock at a discount of 15% of the closing bid price for the previous ten trading says prior to the conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Liquidity and Capital Resources

The Company’s principal liquidity from inception (November 22, 2004) to March 31, 2012, came from the sale of equity interests and debt financing.  The Company issued 10,421,718 common shares and received for $2,433,058 of proceeds.  The Company received $1,337,000 for issuance of notes payable with interest rates between 6.5 and 15 percent.  During the Three Months ending March 31, 2011, the Company used approximately $69,000 to fund operations, compared to $199,355 during the Three Months ending March 31, 2012.  Fresh Medical Laboratories received proceeds of $60,000 during the Three Months Ending March 31, 2012 in connection with a stock subscription receivable that was outstanding at December 31, 2011.

During the three months ended March 31, 2012, the Company received $85,000 in cash for which it intends to issue notes payable. Of the amount received, $10,000 was received from Steven Eror (Company President, CEO and Director), $50,000 from Robert Raybould (Company Director) and $25,000 from Dennis Tulane (Company Director).  The terms of those notes have not yet been determined.

Subsequent to March 31, 2012, the Company has received an additional $80,000 in cash from Company directors for which it intends to issue notes payable. Of the amount received, $25,000 was received from Nate Wade (Company Director), $25,000 from Robert Raybould (Company Director) and $30,000 from William Fresh (Company Chairman and Director).  The terms of those notes have not yet been determined.  In addition, subsequent to March 31, 2012, $155,000 was borrowed from unrelated parties pursuant to convertible debenture agreements for which the Company intends to issue notes payable. Under the terms of the debenture agreements, the notes will bear interest at 8% per annum and each note will have an initial term of 36 months. The lender has the right to immediately convert the principal amount of the debenture, but not accrued interest, before the maturity date into shares of the Company’s common stock at a discount of 15% of the closing bid price for the previous ten trading days prior to the conversion.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 5, 2012

By:

/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: June 7, 2012