Form 10-Q
period 2012-06-30
FRESH MEDICAL LABORATORIES, INC.
filed 2012-08-17
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes      . No   X  .

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2012 was 10,434,718.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

	Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets, June 30, 2012 and December 31, 2011(Unaudited)	3
	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through June 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Deficit for the Period from November 22, 2004 (Date of Inception) through December 31, 2010, for the Year Ended December 31, 2011 and for the Six Months Ended June 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through June 30, 2012 (Unaudited)	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	15

	Part II – Other Information
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	[Removed and Reserved]	16
Item 5	Other Information	16
Item 6	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash	$33,037	$-
Receivable from shareholder	-	60,000
Total Current Assets	33,037	60,000

Total assets	$33,037	$60,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$47,775	$89,468
Checks written in excess of bank balance	-	3,592
Related-party payable	40,000	12,007
Accrued liabilities	172,029	187,937
Related-party notes payable, net of unamortized discount of $8,364 and $16,636, respectively
	348,569	790,266
Total current liabilities	608,373	1,083,270

Long-term liabilities
Convertible notes payable	275,588	-
Long-term related-party notes payable, net of current portion	1,057,357	350,000
Total long-term liabilties	1,332,945	350,000

Total liabilities	1,941,318	1,433,270

Stockholders' deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued
	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized; 10,434,718 shares and 10,421,718 shares outstanding, respectively

	10,434	10,421
Additional paid-in capital	4,462,551	4,443,897
Deficit accumulated during the development stage	(6,381,266)	(5,827,588)

Total stockholders' deficit	(1,908,281)	(1,373,270)

Total liabilities and stockholders' deficit	$33,037	$60,000

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

					For the Period from
					November 22, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Licensing income	$-	$-	$-	$-	$100,000
Total income	-	-	-	-	100,000

Research and development expense	210,658	241,114	353,940	381,014	4,679,211
General and administrative expense	25,554	215,580	100,372	237,927	1,357,814
Total expenses	236,212	456,694	454,312	618,941	6,037,025

Loss from operations	(236,212)	(456,694)	(454,312)	(618,941)	(5,937,025)

Other income and (expense)
U.S. Government grant income	-	-	-	-	249,479
Gain on extinguishment of debt, net	-	-	-	-	17,201
Interest expense	(48,161)	(36,171)	(99,366)	(68,412)	(710,921)

Net loss	$(284,373)	$(492,865)	$(553,678)	$(687,353)	$(6,381,266)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.05)	$(0.08)

Weighted-average common shares outstanding	10,421,862	8,528,978	10,421,790	8,387,615

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)
For the Period from November 22, 2004 (Date of Inception) through December 31, 2010
For the Year Ended December 31, 2011 and for the Six Months Ended June 30, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, November 22, 2004 (date of inception)	-	$-	$-	$-	$-
Common stock issued from November 22, 2004 (date of inception) through December 31, 2005 for: Compensation at $0.32 per share

	320,000	320	102,080	-	102,400
Cash at $0.32 per share	1,770,017	1,770	563,230	-	565,000
Common stock issued during the year ended December 31, 2006 for: Compensation at $0.32 per share
	32,000	32	10,208	-	10,240
Cash at $0.32 per share	1,109,983	1,110	353,203	-	354,313
Common stock issued during the year ended December 31, 2007 for: Compensation at $0.32 per share
	363,385	363	115,920	-	116,283
Interest on notes payable at $0.32 per share	16,000	16	5,104	-	5,120
Issuance of 58,439 warrants for interest on notes payable; 2007	-	-	18,653	-	18,653
Common stock issued for compensation at $0.32 per share; 2008	300,000	300	95,700	-	96,000
Issuance of 30,000 warrants for compensation; 2008	-	-	4,153	-	4,153
Common stock issued for compensation at $.50 per share; 2009	302,000	302	39,098	-	39,400
Common stock issued for compensation at $0.65 per share; 2009	354,654	355	230,170	-	230,525
Common stock issued for extention of notes payable at $0.65 per share; 2009
	9,000	9	5,841	-	5,850
Issuance of 40,000 warrants for settlement of loan origination fees;2009
	-	-	20,430	-	20,430
Issuance of 25,000 warrants for compensation; 2009	-	-	9,196	-	9,196
Issuance of 30,000 warrants for extension of notes payable; 2009	-	-	14,762	-	14,762
Common stock issued for cash at $0.50 per share; 2009	745,000	745	371,755	-	372,500
Common stock issued for cash at $0.65 per share; 2009	143,085	142	92,863	-	93,005
Common stock issued for cash at $0.60 per share; 2009	3,077	3	1,847	-	1,850
Conversion of accrued liabilitites into common stock at $0.50 per share; 2009
	294,652	295	147,031	-	147,326
Stock-based compensation; 2009	-	-	94,844	-	94,844
Common stock issued for cash at $.65 per share; 2010	72,193	72	46,853	-	46,925
Common stock and 180,000 warrants issued for cash at $0.50 per share; 2010
	900,000	900	449,100	-	450,000
Common stock issued for compensation at $.65 per share; 2010	688,397	688	56,770	-	57,458
Common stock issued for compensation at $.43 per share; 2010	175,317	176	19,310	-	19,486
Common stock and 97,898 warrants for conversion of notes payable and accrued interest; 2010
	489,491	490	246,624	-	247,114
Common stock issued for extension of notes payable at $0.57 per share; 2010
	15,000	15	8,463	-	8,478
Common stock issued for extension of notes payable at $0.65 per share; 2010	15,000	15	9,735	-	9,750

Exercise of warrants; 2010	70,000	70	(70)	-	-
Stock-based compensation; 2010	-	-	445,471	-	445,471
Net loss for the period from November 24 2004 (date of inception) through December 31, 2010
	-	-	-	(4,672,335)	(4,672,335)
Balance, December 31, 2010	8,188,251	8,188	3,578,344	(4,672,335)	(1,085,803)
Common stock issued for cash at $0.65 per share	10,000	10	6,490	-	6,500
Common stock and 25,000 warrants issued for cash at $0.50 per share	507,930	508	253,457	-	253,965
Common stock issued for cash at $0.30 per share	950,002	950	288,050	-	289,000
Common stock issued for extension of notes payable at $0.50 per share
	50,000	50	24,950	-	25,000
Stock-based compensation	715,535	715	292,606	-	293,321
Net loss	-	-	-	(1,155,253)	(1,155,253)
Balance, December 31, 2011	10,421,718	10,421	4,443,897	(5,827,588)	(1,373,270)
Stock-based compensation	-	-	14,767	-	14,767
Common stock issued for services at $0.30 per share	13,000	13	3,887	-	3,900
Net loss for the six month period ended June 30, 2012	-	-	-	(553,678)	(553,678)
Balance, June 30, 2012	10,434,718	$10,434	$4,462,551	$(6,381,266)	$(1,908,281)

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period from
			November 22, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		Through
	2012	2011	June 30, 2012

Cash flows from operating activities:
Net loss	$(553,678)	$(687,353)	$(6,381,266)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on extinguishment of liability	-	-	(17,201)
Stock-based compensation	14,767	222,347	1,539,394
Common stock issued for services	3,900	-	3,900
Accretion of debt discount	8,272	4,786	79,875
Interest accrued on convertible notes payable	10,588	-	10,588
Decrease (increase) in:
Accounts receivable	-	108,346	-
Increase (decrease) in:
Accounts payable	(41,693)	(9,672)	47,775
Related-party payable	27,993	(3,700)	40,000
Accrued liabilities	116,480	67,249	719,914

Net cash used in operating activities	(413,371)	(297,997)	(3,957,021)

Cash flows from financing activities:
Collection of receivable from shareholder	60,000	-	60,000
Proceeds from issuance of common stock	-	298,465	2,373,058
Proceeds from issuance of convertible notes	265,000	-	265,000
Payment of checks written in excess of cash balance	(3,592)	-	-
Proceeds from issuance of related-party notes payable
	125,000	-	1,317,000
Principal payments on related-party notes payable
	-	-	(25,000)

Net cash provided by financing activities	446,408	298,465	3,990,058

Net increase in cash	33,037	468	33,037

Cash at beginning of period	-	6,532	-

Cash at end of period	$33,037	$7,000	$33,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash financing activities:
Accrued expenses converted to note payable	$132,388	$91,931
Common stock and warrants issued for extension of debt	$-	$25,000

See the accompanying notes to condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography.  The Company is in the development stage and its activities to date consist of research and development, developing markets for its products, securing strategic alliances and obtaining financing.  During the six months ended June 30, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc. (“Hilltop”), which has had no activity since inception.  Hilltop’s financial statements have been consolidated herein.

Basis of Presentation – The accompanying unaudited interim condensed financial information has been prepared in accordance with rules and regulations promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial information contains all adjustments necessary for it to be presented fairly, and consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto. The results of operations for the three months and six months ended June 30, 2012 may not be indicative of the results to be expected for the year ending December 31, 2012.

Development Stage – For the period from November 22, 2004 (date of inception) to June 30, 2012, the Company has not generated significant revenues from operations and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has raised cash through debt and equity offerings to fund operations.  For the six months ended June 30, 2012 the Company issued notes payable totaling $390,000.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the three months and six months ended June 30, 2012 and 2011.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of June 30, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, unvested common stock awards outstanding (see Note 5) issued to officers and directors of the Company.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company establishes valuation allowances to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.

At June 30, 2012 management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants and conversion of notes payable. As of both June 30, 2012 and 2011, there were 416,337 warrants to purchase common stock and at June 30, 2012, notes payable were convertible into 651,322 common shares and 160,000 non-vested common shares that were not included in the computation of diluted loss per common share as their effect would be anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accrued interest	$73,170	$125,590
Payroll and related liabilities	98,859	62,347
	$172,029	$187,937

Note 3 – Related-Party Notes Payable

During the six months ended June 30, 2012, the Company issued notes payable to three directors and officers of the company with principal balances of $75,000, $25,000 and $25,000 with maturity dates of December 31, 2013, all at 8% interest rate. Effective June 30, 2012, the Company’s Board of Directors resolved to modify these notes to convertible notes and capitalize $2,821 of interest through June 30, 2012 into the principal balance of the notes. In addition the maturity dates were extended to be 36 months from the original issuance of the notes. The lenders have the right to immediately convert the principal amount of the debentures through the maturity date into shares of the Company’s common stock at the greater of $0.80 per share or a discount of 15% of the average of the closing bid price of the previous ten trading days prior to the conversion. The conversion feature was not beneficial to the three directors at the date of the modification. As of June 30, 2012 the balance of the note was $127,821.

On May 1, 2012 the Company and a director of the Company entered into a Master Loan Agreement whereby they agreed to capitalize $129,566 of accrued interest with $799,790 of principal due under a promissory note payable to the director into the note and extend the note, which bears interest at 11.1%, to a maturity date of April 30, 2015. As of June 30, 2012 the balance of the note was $929,536 with $16,961 of accrued interest.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes payable to a relative of an officer of the Company totaled $356,933 at June 30, 2012. The notes bear interest at 15% per annum and mature December 31, 2012. The notes are secured by all of the assets of the Company. An unamortized discount of $8,364 at June 30, 2012 is being amortized over the life of the notes.

Notes payable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Current	Long Term	Current	Long Term
Unsecured notes payable to a
Director of the Company	$-	$929,536	$449,970	$350,000
Unsecured notes payable to an
investor of the Company, net of
debt discount of $8,364 and
$16,636, respectively	348,569	-	340,296	-
Unsecured convertible notes payable to
Directors of the Company	-	127,821	-	-
	$348,569	$1,057,357	$790,266	$350,000

Note 4 – Convertible Notes Payable

In March 2012 the Company borrowed $60,000, from unrelated third parties pursuant to convertible debenture agreements. The debentures bear interest at 8% per annum and mature October 1, 2013. The lenders have the right to immediately convert the principal amount of the debentures, but not accrued interest, before the maturity date into shares of the Company’s common stock at a discount of 15% of the average closing bid price for the previous ten trading days prior to the conversion. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value, they have been valued in accordance with the guidance in ASC 480-10-25-14, which requires the notes to be classified as a liability and reported at the fixed monetary value of shares into which the notes are convertible. The excess of the amount recognized as a liability for the convertible notes over the proceeds received upon issuance of $10,588 was recognized as interest expense on the dates of issuance. As a result, the convertible notes payable are carried at $70,588 as of June 30, 2012.

In May and June 2012 the Company borrowed $205,000, from unrelated third parties pursuant to convertible debenture agreements. The debentures bear interest at 8% per annum and mature in May and June 2015. The lenders have the right to immediately convert the principal amount of the debentures, but not accrued interest, before the maturity date into shares of the Company’s common stock at the greater of $0.80 per share or at a discount of 15% of the closing bid price for the previous ten trading days prior to the conversion. The conversion feature was not beneficial to the third parties at the date the convertible debentures were issued.

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of June 30, 2012, the board of directors had not established a series of preferred stock and there are no shares of preferred stock outstanding.

The Company has authorized 20,000,000 shares of common stock, par value $.001 per share.

On June 30, 2012 the Company issued 13,000 shares of its Common stock to an unrelated third party for consulting services. The shares were valued at $0.30 per share or $3,900, based on the last price shares of the Company were issued for cash, which was in November 2011.

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

A summary of the status of the Company’s nonvested shares as of June 30, 2012, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	260,000	$0.37
Vested	(100,000)	$0.43
Nonvested at June 30, 2012	160,000	$0.32

As of June 30, 2012 there was $27,900 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 1.32 years. There were 100,000 shares that vested during the six months ended June 30, 2012, which had a fair value at the grant date of $43,000.

During the six months ended June 30, 2012 and 2011, compensation expense related to share-based payments to employees, directors and contractors totaled $18,667 and $222,347, respectively. The grant date fair value of all shares awarded during the six  months ended June 30,  2011 was between $0.43 and $0.65 per share as determined by management and the board of directors based on historical sales of the Company’s common stock during the period.

During the period November 22, 2004 (date of inception) to June 30, 2012, compensation expense related to share-based payments to employees, directors and contractors totaled $1,539,394 and is recorded as either research and development expense or general and administrative expense

Note 6 – Warrants

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

During the six months ended June 30, 2011 the Company issued warrants to purchase 25,000 shares of common stock in connection with the issuance of 100,000 shares of common stock for cash consideration of $50,000.  The warrants issued had an exercise price of $0.45 per share with a 10-year expiration and immediate vesting.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.50; expected term of 5 years; expected volatility of 97%; and discount rate of 1.35-1.96%. The total fair value of the warrants issued was calculated at $9,320.

There were no warrants issued for the six months ended June 30, 2012.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of warrants outstanding as of December 31, 2011 and June 30, 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	416,337	$0.45	7.96	-
Outstanding as of June 30, 2012	416,337	$0.45	7.46	-
Exercisable as of June 30, 2012	416,337	$0.45	7.46	-

The year-end intrinsic values are based on a June 30, 2012 estimated fair value of the Company’s common stock of $0.30 per share, which was determined by the last price that the Company issued shares for cash, which was in November 2011.

Note 7 – Subsequent Events

On July 6, 2012 The Company’s Board of Directors resolved to grant 150,000 common stock warrants, that have a 10 year life and $.80 per share strike price, to a director of the Company as inducement to enter into a Master Loan Agreement whereby the director agreed to extend the maturity date of certain notes valued with a principal of $929,536 and which bear 11.1% interest to April 30, 2015.

The Company’s Board of Directors also approved the issuance of up to 130,000 shares of common stock to a consultant for consulting services to be performed over a two year period from July 6, 2012. The shares were valued at $0.30 per share and will be amortized over the two year life of the contracted services.

On July 15, 2012 the Company borrowed $49,000, from a member of its Board of Directors pursuant to convertible debenture agreement. The debenture bears interest at 8% per annum and matures July 15, 2015.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the year ended December 31, 2011 or the Six Months ended June 30, 2012.

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

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2011 or the Six Months ended June 30, 2012.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of June 30, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors. There were, however, unvested common stock awards outstanding (see Note 5) issued to officers and directors of the company.

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

At June 30, 2012, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.  During the period from inception (November 22, 2004) to June 30, 2012, Fresh Medical Laboratories recognized licensing income of $100,000 and incurred operating expenses totaling $6,037,025.  Our operating expenses consisted of research and development and general and administrative expenses totaling $4,679,211 and $1,357,814 respectively.  The Company did not generate any revenue prior to 2010.  During the period from inception (November 22, 2004) to June 30, 2012, Fresh Medical Laboratories recognized government grant income of $249,479 and a gain on debt extinguishment of $17,201.  During the period from inception (November 22, 2004) to June 30, 2012, the Company recognized interest expense of $710,921.

The Company received a reimbursement grant from the IRS under Section 48D of the Internal Revenue Code based on qualified investments in a qualifying therapeutic discovery project. The grant was limited to 50% of the qualified investment. The IRS certified the Company qualified investment of $488,959 in 2010. The Company recognized $249,479 of grant income in 2010 for the IRS grant.

For the Three and Six Months ended June 30, 2012, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.

Three months ended June 30, 2012 compared to Three months ended June 30, 2011

During the three months ended June 30, 2012 the Company incurred operating expenses totaling $236,212, a decrease of $220,482 when compared to the Three Months ending June 30, 2011 amount of $456,694.  The decrease is primarily a result of a decrease in General and Administrative expenses of approximately $190,000 and a decrease in Research and development expense of approximately $30,000. General and administrative expenses for the Three Months ending June 30, 2012 decreased to $25,544 from $215,580 for the Three Months ending June 30, 2011 primarily due to a decrease in stock based compensation expense for the three months ended June 30, 2011.  Research and development expenses for the Three Months ended June 30, 2012 decreased $30,456 to $210,658 when compared to $241,114 for the Three Months ended June 30, 2011, primarily due to a decrease in payroll expenses related to Research and Development activities. The Company did not generate any revenue during either of the Three Month periods ending June 30, 2011 or 2012.

Six months ended June 30, 2012 compared to Six months ended June 30, 2011

For the Six Months ended June 30, 2012, the Company incurred operating expenses totaling $454,312, a $164,629 decrease from the Six Months ending June 30, 2011 amount of $618,941.  The decrease is primarily a result of a decrease in General and Administrative expenses of approximately $137,000 and a decrease in Research and development expense of approximately $27,000. General and administrative expenses for the Six Months ending June 30, 2012 decreased $137,555 to $100,372 from $237,927 for the Six Months ending June 30, 2011, due to a decrease in stock based compensation, offset in part by an increase in professional services related to the companies financing activities.  Research and development expenses for the Six Months ended June 30, 2012 decreased to $353,940 from $381,014 for the Six Months ended June 30, 2011, due to a decrease in payroll expenses related to Research and Development activities. The Company did not generate any revenue during the either of the Six Month periods ending June 30, 2011 or 2012.

Liquidity and Capital Resources

The Company’s principal liquidity from inception ((November 22, 2004) to June 30, 2012, came from the sale of equity interests and debt financing.  The Company issued 10,434,718 common shares and received for $2,373,058 of proceeds.  The Company received $1,317,000 for issuance of notes payable with interest rates between 6.5 and 15 percent.  During the Six Months ending June 30, 2011 the Company used $297,966 to fund operations compared to $413,371 during the Six Months ending June 30, 2012.  Fresh Medical Laboratories received proceeds of $60,000 during the Six Months Ending June 30, 2012 in connection with a stock subscription receivable that was outstanding at December 31, 2011.

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

The Company intends to fund the BMC patent purchase through the private placement of shares of the Company’s common stock. The cash requirements for the transaction are disclosed in Note 9 of the Financial Statements included herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2012 the Company issued 13,000 shares of its Common stock to an unrelated third party for consulting services. The shares were valued at $0.30 per share or $3,900, based on the last price shares of the Company were issued for cash.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2012.

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

Date: August 16, 2012

By: /s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: August 16, 2012