Form 10-Q/A
period 2012-06-30
FRESH MEDICAL LABORATORIES, INC.
filed 2012-09-10
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

Amendment No. 1

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

FRESH MEDICAL LABORATORIES, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q  for the quarterly period ending June 30,  2012  as filed with the Securities and Exchange Commission by the registrant on August 17, 2012. This Amendment is filed to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending June 30, 2012.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL (eXtensible Business Reporting Language)

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INC.

                     (Registrant)

By: /s/ Steven C. Eror

Steven C. Eror

Chief Executive Officer, President, and Director

(Principal Executive Officer)

Date: September 7, 2012

By: /s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: September 7, 2012