Form 10-Q
period 2012-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2012-11-19
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No    .

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

 Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2012 was 11,094,718.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

	Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets, September 30, 2012 and December 31, 2011(Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through September 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Deficit for the Period from November 22, 2004 (Date of Inception) through December 31, 2010, for the Year Ended December 31, 2011 and for the Nine Months Ended September 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and for the Period from November 22, 2004 (Date of Inception) through September 30, 2012 (Unaudited)	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	15

	Part II – Other Information
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc.
dba Prolung
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2012	2011

Current assets
Cash	$14,456	$-
Accounts Receivable	-	-
Receivable from shareholder	-	60,000
Prepaid expenses	5,657	-
Total current assets	20,113	60,000

Property and equipment, net of accumulated depreciation of $732 and $0, respectively	13,989	-
Total assets	$34,102	$60,000

Current liabilities:
Accounts payable	$120,495	$89,468
Checks written in excess of bank balance	-	3,592
Related-party payable	-	12,007
Accrued liabilities	132,725	187,937
Related-party notes payable, net of unamortized discount of $4,228 and $16,636, respectively
	352,705	790,266
Total current liabilities	605,925	1,083,270

Long-term liabilities
Convertible notes payable	674,588	-
Long-term related-party notes payable, net of current portion	1,057,357	350,000
Total long-term liabilities	1,731,945	350,000

Total liabilities	2,337,870	1,433,270

Stockholders' deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued
	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized; 11,094,718 shares and 10,421,718 shares outstanding, respectively

	11,094	10,421
Additional paid-in capital	4,692,136	4,443,897
Deficit accumulated during the development stage	(7,006,998)	(5,827,588)

Total stockholders' deficit	(2,303,768)	(1,373,270)

Total liabilities and stockholders' deficit	$34,102	$60,000

See the accompanying notes to the condensed financial statements.

Fresh Medical Laboratories, Inc.
dba Prolung
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the Period from
					November 22, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Licensing income	$-	$-	$-	$-	$100,000
Total income	-	-	-	-	100,000

Research and development expense	244,672	121,919	598,612	502,933	4,923,883
General and administrative expense	320,556	40,574	420,928	278,501	1,678,370
Total expenses	565,228	162,493	1,019,540	781,434	6,602,253

Loss from operations	(565,228)	(162,493)	(1,019,540)	(781,434)	(6,427,383)

Other income and (expense)
U.S. Government grant income	-	-	-	-	249,479
Gain on extinguishment of debt, net	-	-	-	-	17,201
Interest expense	(60,504)	(35,869)	(159,870)	(104,281)	(771,425)

Net loss	$(625,732)	$(198,362)	$(1,179,410)	$(885,715)	$(7,006,998)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.10)	$(0.10)

Weighted-average common shares outstanding	10,763,399	9,197,255	10,535,659	8,748,412

See the accompanying notes to condensed consolidated financial statements.

Fresh Medical Laboratories, Inc.
dba Prolung
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)
For the Period from November 22, 2004 (Date of Inception) through December 31, 2010
For the Year Ended December 31, 2011 and for the Nine Months Ended September 30, 2012
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, November 22, 2004 (date of inception)	-	$-	$-	$-	$-
Common stock issued from November 22, 2004 (date of inception) through December 31, 2005 for:
Compensation at $0.32 per share	320,000	320	102,080	-	102,400
Cash at $0.32 per share	1,770,017	1,770	563,230	-	565,000
Common stock issued during the year ended December 31, 2006 for:
Compensation at $0.32 per share	32,000	32	10,208	-	10,240
Cash at $0.32 per share	1,109,983	1,110	353,203	-	354,313
Common stock issued during the year ended December 31, 2007 for:
Compensation at $0.32 per share	363,385	363	115,920	-	116,283
Interest on notes payable at $0.32 per share	16,000	16	5,104	-	5,120
Issuance of 58,439 warrants for interest on notes payable; 2007	-	-	18,653	-	18,653
Common stock issued for compensation at $0.32 per share; 2008	300,000	300	95,700	-	96,000
Issuance of 30,000 warrants for compensation; 2008	-	-	4,153	-	4,153
Common stock issued for compensation at $.50 per share; 2009	302,000	302	39,098	-	39,400
Common stock issued for compensation at $0.65 per share; 2009	354,654	355	230,170	-	230,525
Common stock issued for extension of notes payable at $0.65 per share; 2009	9,000	9	5,841	-	5,850
Issuance of 40,000 warrants for settlement of loan origination fees; 2009	-	-	20,430	-	20,430
Issuance of 25,000 warrants for compensation; 2009	-	-	9,196	-	9,196
Issuance of 30,000 warrants for extension of notes payable; 2009	-	-	14,762	-	14,762
Common stock issued for cash at $0.50 per share; 2009	745,000	745	371,755	-	372,500
Common stock issued for cash at $0.65 per share; 2009	143,085	142	92,863	-	93,005
Common stock issued for cash at $0.60 per share; 2009	3,077	3	1,847	-	1,850
Conversion of accrued liabilities into common stock at $0.50 per share; 2009	294,652	295	147,031	-	147,326
Stock-based compensation; 2009	-	-	94,844	-	94,844
Common stock issued for cash at $.65 per share; 2010	72,193	72	46,853	-	46,925
Common stock and 180,000 warrants issued for cash at $0.50 per share; 2010	900,000	900	449,100	-	450,000
Common stock issued for compensation at $.65 per share; 2010	688,397	688	56,770	-	57,458
Common stock issued for compensation at $.43 per share; 2010	175,317	176	19,310	-	19,486
Common stock and 97,898 warrants for conversion of notes payable and accrued interest; 2010	489,491	490	246,624	-	247,114
Common stock issued for extension of notes payable at $0.57 per share; 2010	15,000	15	8,463	-	8,478
Common stock issued for extension of notes payable at $0.65 per share; 2010 Exercise of warrants; 2010	70,000	70	(70)	-	-
Stock-based compensation; 2010	-	-	445,471	-	445,471
Net loss for the period from November 24 2004 (date of inception) through December 31, 2010	-	-	-	(4,672,335)	(4,672,335)
Balance, December 31, 2010	8,188,251	8,188	3,578,344	(4,672,335)	(1,085,803)
Common stock issued for cash at $0.65 per share	10,000	10	6,490	-	6,500
Common stock and 25,000 warrants issued for cash at $0.50 per share	507,930	508	253,457	-	253,965
Common stock issued for cash at $0.30 per share	950,002	950	288,050	-	289,000
Common stock issued for extension of notes payable at $0.50 per share	50,000	50	24,950	-	25,000
Stock-based compensation	715,535	715	292,606	-	293,321
Net loss	-	-	-	(1,155,253)	(1,155,253)
Balance, December 31, 2011	10,421,718	10,421	4,443,897	(5,827,588)	(1,373,270)
Stock-based compensation	-	-	21,255	-	21,255
Common stock issued for services at $0.30 per share	673,000	673	201,227	-	201,900
Fair value of warrants issued	-	-	25,757	-	25,757
Net loss for the nine month period ended September 30, 2012	-	-	-	(1,179,410)	(1,179,410)
Balance, September 30, 2012	11,094,718	$11,094	$4,692,136	$(7,006,998)	$(2,303,768)

See the accompanying notes to condensed consolidated financial statements

Fresh Medical Laboratories, Inc.
dba Prolung
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period from
			November 22, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		Through
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(1,179,410)	$(885,715)	$(7,006,998)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	732	-	732
Gain on extinguishment of liability	-	-	(17,201)
Stock-based compensation	47,012	252,834	1,534,808
Common stock issued for services	201,900	-	238,731
Accretion of debt discount	12,408	4,786	84,011
Interest accrued on convertible notes payable	10,588	-	10,588
Decrease (increase) in:
Accounts receivable	-	108,346	-
Prepaid expenses	(5,657)	-	(5,657)
Increase (decrease) in:
Accounts payable	31,027	(19,399)	120,495
Related-party payable	(12,007)	-	-
Accrued liabilities	77,176	107,687	680,610

Net cash used in operating activities	(816,231)	(431,461)	(4,359,881)

Cash flows from investing activities:
Purchases of property and equipment	(14,721)	-	(14,721)
Net cash used in investing activities	(14,721)	-	(14,721)

Cash flows from financing activities:
Collection of receivable from shareholder	60,000	-	60,000
Proceeds from issuance of common stock	-	429,465	2,373,058
Proceeds from issuance of convertible notes	664,000	-	664,000
Payment of checks written in excess of cash balance	(3,592)	-	-
Proceeds from issuance of related-party notes payable
	125,000	-	1,317,000
Principal payments on related-party notes payable
	-	-	(25,000)

Net cash provided by financing activities	845,408	429,465	4,389,058

Net increase in cash	14,456	(1,996)	14,456

Cash at beginning of period	-	6,532	-

Cash at end of period	$14,456	$4,536	$14,456

Supplemental disclosure of cash flow
information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash
financing activities:
Long-term debt converted to equity	$-	$247,114
Accrued expenses converted to note payable	$132,388	$99,970
Common stock and warrants issued for extension of debt	$-	$18,228

See the accompanying notes to condensed consolidated financial statements

FRESH MEDICAL LABORATORIES, INC.

dba Prolung

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc., dba Prolung (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography.  The Company is in the development stage and its activities to date consist of research and development, developing markets for its products, securing strategic alliances and obtaining financing.  During the nine months ended September 30, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc. (“Hilltop”), which has had no activity since inception.  Hilltop’s financial statements have been consolidated herein.

On September 10, 2012, the Fresh Medical Laboratories, Inc. filed an application to do business as Prolung.  The Company filed an 8-K reporting the name change on September 9, 2012.

Basis of Presentation – The accompanying unaudited interim condensed financial information has been prepared in accordance with rules and regulations promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim financial information contains all adjustments necessary for it to be presented fairly, and consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto. The results of operations for the three months and nine months ended September 30, 2012 may not be indicative of the results to be expected for the year ending December 31, 2012.

Development Stage – For the period from November 22, 2004 (date of inception) to September 30, 2012, the Company has not generated significant revenues from operations and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has raised cash through debt and equity offerings to fund operations.  For the nine months ended September 30, 2012 the Company issued notes payable totaling $789,000.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the three months and nine months ended September 30, 2012 and 2011.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of September 30, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, unvested common stock awards outstanding (see Note 5) issued to officers and directors of the Company.

FRESH MEDICAL LABORATORIES, INC.

dba Prolung

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

At September 30, 2012 management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants and conversion of notes payable. As of both September 30, 2012 and 2011, there were 566,337 warrants to purchase common stock and at September 30, 2012, notes payable were convertible into 1,150,072 common shares and 160,000 non-vested common shares that were not included in the computation of diluted loss per common share as their effect would be anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Accrued interest	$126,954	$125,590
Payroll and related liabilities	5,771	62,347
	$132,725	$187,937

Note 3 – Related-Party Notes Payable

During the nine months ended September 30, 2012, the Company issued notes payable to three directors and officers of the company with principal balances of $75,000, $25,000 and $25,000 with maturity dates of December 31, 2013, all at 8% interest rate. Effective June 30, 2012, the Company’s Board of Directors resolved to modify these notes to convertible notes and capitalize $2,821 of interest through June 30, 2012 into the principal balance of the notes. In addition the maturity dates were extended to be 36 months from the original issuance of the notes. The lenders have the right to convert the principal amount of the debentures through the maturity date into shares of the Company’s common stock at the greater of $0.80 per share or a discount of 15% of the average of the closing bid price of the previous ten trading days prior to the conversion. The conversion feature was not beneficial to the three directors at the date of the modification. As of September 30, 2012 the balance of the note was $127,821, with accrued interest of $2,577

On May 1, 2012 the Company and a director of the Company entered into a Master Loan Agreement whereby they agreed to capitalize $129,566 of accrued interest with $799,790 of principal due under a promissory note payable to the director into the note and extend the note, which bears interest at 11.1%, to a maturity date of April 30, 2015. As of September 30, 2012 the balance of the note was $929,536 with $43,013 of accrued interest.

FRESH MEDICAL LABORATORIES, INC.

dba Prolung

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes payable to a relative of an officer of the Company totaled $352,705 at September 30, 2012. The notes bear interest at 15% per annum and mature December 31, 2012. The notes are secured by all of the assets of the Company. An unamortized discount of $4,228 at September 30, 2012 is being amortized over the life of the notes.

Related party notes payable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Current	Long Term	Current		Long Term
Unsecured notes payable to a Director of the Company
	$-	$929,536	$449,970		$350,000
Unsecured notes payable to an investor of the Company, net of debt discount of $4,228 and $16,636, respectively

	352,705	-	340,296		-
Unsecured convertible notes payable to Directors of the Company
	-	127,821	-		-
	$352,705	$1,057,357	$790,266	$	$ 350,000

Note 4 – Convertible Notes Payable

In March 2012 the Company borrowed $60,000, from unrelated third parties pursuant to convertible debenture agreements. The debentures bear interest at 8% per annum and mature October 1, 2013. The lenders have the right to convert the principal amount of the debentures, but not accrued interest, before the maturity date into shares of the Company’s common stock at a discount of 15% of the average closing bid price for the previous ten trading days prior to the conversion. Since the notes are convertible into a variable number of shares based on a fixed monetary value, they have been valued in accordance with the guidance in ASC 480-10-25-14, which requires the notes to be classified as a liability and reported at the fixed monetary value of shares into which the notes are convertible. The excess of the amount recognized as a liability for the convertible notes over the proceeds received upon issuance of $10,588 was recognized as interest expense on the dates of issuance. As a result, the convertible notes payable are carried at $70,588 as of September 30, 2012.

In May, June, July and August 2012 the Company borrowed a total of $604,000, from unrelated third parties pursuant to convertible debenture agreements. The debentures bear interest at 8% per annum and mature in May thru August 2015. The lenders have the right to convert the principal amount of the debentures, but not accrued interest, before the maturity date into shares of the Company’s common stock at the greater of $0.80 per share or at a discount of 15% of the closing bid price for the previous ten trading days prior to the conversion. The conversion feature was not beneficial to the third parties at the date the convertible debentures were issued.

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of September 30, 2012, the board of directors had not established a series of preferred stock and there are no shares of preferred stock outstanding.

The Company has authorized 20,000,000 shares of common stock, par value $.001 per share.

On June 30, 2012 the Company issued 13,000 shares of its Common stock to an unrelated third party for consulting services. The shares were valued at $0.30 per share or $3,900, based on the last price shares of the Company were issued for cash, which was in November 2011.

FRESH MEDICAL LABORATORIES, INC.

dba Prolung

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2012 the Company issued 597,500 shares of its Common stock to members of its Board of Directors. The shares were valued at $0.30 per share or $179,250, based on the last price shares of the Company were issued for cash, which was in November 2011.

In August and September 2012 the Company issued 62,500 shares of its Common stock for services. The shares were valued at $0.30 per share or $18,750, based on the last price shares of the Company were issued for cash, which was in November 2011.

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

A summary of the status of the Company’s nonvested shares as of September 30, 2012, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	260,000	$0.37
Vested	(100,000)	$0.43
Nonvested at September 30, 2012	160,000	$0.32

As of September 30, 2012 there was $21,412 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 1.07 years. There were 100,000 shares that vested during the nine months ended September 30, 2012, which had a fair value at the grant date of $43,000.

During the nine months ended September 30, 2012 and 2011, compensation expense related to share-based payments to employees, directors and contractors totaled $47,012 and $252,834, respectively. The grant date fair value of all shares awarded during the nine  months ended September 30,  2012 were issued at $0.30 per share as determined by management and the board of directors based on historical sales of the Company’s common stock during the period.

During the period November 22, 2004 (date of inception) to September 30, 2012, compensation expense related to share-based payments to employees, directors and contractors totaled $1,545,882 and is recorded as either research and development expense or general and administrative expense.

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

During the nine months ended September 30, 2011 the Company issued warrants to purchase 25,000 shares of common stock in connection with the issuance of 100,000 shares of common stock for cash consideration of $50,000.  The warrants issued had an exercise price of $0.45 per share with a 10-year expiration and immediate vesting.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.50; expected term of 5 years; expected volatility of 97%; and discount rate of 1.35-1.96%. The total fair value of the warrants issued was calculated at $9,320.

FRESH MEDICAL LABORATORIES, INC.

dba Prolung

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 6, 2012 The Company’s Board of Directors resolved to grant 150,000 common stock warrants, that have a 10 year life, with immediate vesting and $.80 per share strike price, to a director of the Company as inducement to enter into a Master Loan Agreement whereby the director agreed to extend the maturity date of certain notes valued with a principal of $929,536 and which bear 11.1% interest to April 30, 2015. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.30; expected term of 5 years; expected volatility of 97%; and discount rate of 0.64%. The expected life and discount rate were determined by using the “simplified” method as prescribed by the SEC under FASB ASC 718-10-S99, which the Company has determined to be more appropriate given its limited historical experience with respect to option exercises.  The total fair value of the warrants issued was calculated at $25,757.A summary of warrants outstanding as of December 31, 2011 and September 30, 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	416,337	0.45	7.96	-
Granted	150,000	0.80	10	-
Expired	-	-	-	-
Converted	-	-	-	-
Outstanding as of September 30, 2012	566,337	0.54	7.88	-
Exercisable as of September 30, 2012	566,337	0.45	7.88	-

The year-end intrinsic values are based on a September 30, 2012 estimated fair value of the Company’s common stock of $0.30 per share, which was determined by the last price that the Company issued shares for cash ,which was in November 2011.

Note 7 – Subsequent Events

The Company has evaluated all events and transactions that occurred subsequent to September 30, 2012, through the date these financial statements were issued.

The Company has determined that there are no events required for disclosure.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the year ended December 31, 2011 or the Nine Months ended September 30, 2012.

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

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2011 or the Nine Months ended June 30, 2012.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of September 30, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, unvested common stock awards outstanding (see Note 5) issued to officers and directors of the Company.

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

At September 30, 2012, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.  During the period from inception (November 22, 2004) to September 30, 2012, Fresh Medical Laboratories recognized licensing income of $100,000 and incurred operating expenses totaling $6,602,253.  Our operating expenses consisted of research and development and general and administrative expenses totaling $4,923,883 and $1,678,370 respectively.  The Company did not generate any revenue prior to 2010.  During the period from inception (November 22, 2004) to September 30, 2012, Fresh Medical Laboratories recognized government grant income of $249,479 and a gain on debt extinguishment of $17,201.  During the period from inception (November 22, 2004) to September 30, 2012, the Company recognized interest expense of $771,425.

The Company received a reimbursement grant from the IRS under Section 48D of the Internal Revenue Code based on qualified investments in a qualifying therapeutic discovery project. The grant was limited to 50% of the qualified investment. The IRS certified the Company qualified investment of $488,959 in 2010. The Company recognized $249,479 of grant income in 2010 for the IRS grant.

For the Three and Nine Months ended September 30, 2012, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.

Three months ended September 30, 2012 compared to Three months ended September 30, 2011

During the three months ended September 30, 2012 the Company incurred operating expenses totaling $565,228, an increase of $402,735 when compared to the Three Months ending September 30, 2011 amount of $162,493.  The increase is primarily a result of an increase in General and Administrative expenses of approximately $280,000 and an increase in Research and development expense of approximately $123,000. General and administrative expenses for the Three Months ending September 30, 2012 increased to $320,556 from $40,574 for the Three Months ending September 30, 2011 primarily due to an increase in stock based compensation expense for the three months ended September 30, 2012 of $210,832.  Research and development expenses for the Three Months ended September 30, 2012 increased to $244,672 when compared to $121,919 for the Three Months ended September 30, 2011, primarily due to an increase in payroll expenses related to Research and Development activities of approximately $28,000, and Professional fees related to Research and Development of approximately $82,000. The Company did not generate any revenue during either of the Three Month periods ended September 30, 2011 or 2012.

Nine months ended September 30, 2012 compared to Nine months ended September 30, 2011

For the Nine Months ended September 30, 2012, the Company incurred operating expenses totaling $1,019,540, a $238,106 increase from the Nine Months ending September 30, 2011 amount of $781,434.  The increase is primarily a result of an increase in General and Administrative expenses of approximately $143,000 and an increase in Research and development expense of approximately $96,000. General and administrative expenses for the Nine Months ending September 30, 2012 increased to $420,928 from $278,501 for the Nine Months ended September 30, 2011, as a result of an increase in professional services related to the companies financing activities.  Research and development expenses for the Nine Months ended September 30, 2012 increased to $598,612 from $502,933 for the Nine Months ended September 30, 2011, due to an increase in payroll expenses and professional fees related to Research and Development activities. The Company did not generate any revenue during the either of the Nine Month periods ending September 30, 2011 or 2012.

Liquidity and Capital Resources

The Company’s principal liquidity from inception ((November 22, 2004) to September 30, 2012, came from the sale of equity interests and debt financing.  The Company issued 11,094,718 common shares and received for $2,373,058 of proceeds.  The Company received $1,317,000 for issuance of notes payable with interest rates between 6.5 and 15 percent and $664,000 for issuance of convertible notes payable.  During the Nine Months ended September 30, 2012 the Company used $816,231 to fund operations compared to $431,461 during the Nine Months ended September 30, 2011.  Fresh Medical Laboratories received proceeds of $60,000 during the Nine Months Ended September 30, 2012 in connection with a stock subscription receivable that was outstanding at December 31, 2011.

As discussed above, the Company anticipates incurring significant expenditures during the remainder of 2012 and to pursue its planned business operations including additional research and development of products and technology.  The Company’s ability to execute on these plans is dependent on its ability to generate additional investment proceeds.  In the event that the Company is unable to raise the necessary funds, it would have to modify its current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

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

The Company now plans to enter the market through direct (U.S.) and indirect channels (international) for the marketing and sale of its BSP and CB Test Kit.  The initial step in the U.S. requires the expenditure of an estimated $1.3 to $1.5 million, over a period of eight to twelve months, to achieve U.S. FDA 510(k) de novo regulatory clearance, as well as the completion of the placement of an estimated 22 investigational BSP devices at hospitals.  The completion of this initial step is projected to allow ProLung to achieve the first sale of its product in the U.S.  Once the Company’s U.S. FDA 510 (k) de novo petition is granted, it plans to convert hospitals with investigational placements of its diagnostic to commercial installations selling its CB Test.

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

Finally, the Company plans to complete a scaled commercial rollout, beginning in late 2013, following any revenue in the U.S. and initial international markets.  At this time, the Company plans to build working capital, engage additional distributors, and hire additional sales, marketing, and customer service personnel for a projected $4.0 million.  During this time, ProLung plans to add about 90 new U.S. installations.  Following this final step, the Company expects to be cash flow positive unless new, additional international markets present opportunity for additional investments.

The financing required to execute these steps will be approximately $2.0 million over the next twelve months of operation.

The Company intends to fund the BMC patent purchase through the private placement of shares of the Company’s common stock..

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2012 the Company issued 597,500 shares of its Common stock to members of its Board of Directors. The shares were valued at $0.30 per share or $179,250, based on the last price shares of the Company were issued for cash. The Company also issued 62,500 shares its Common stock for services. These shares were valued at $0.30 per share or $18,750, based on the last price shares of the Company were issued for cash.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Date: November 16, 2012

By:

/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: November 16, 2012