Form 10-Q/A
period 2012-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2012-11-26
CIK 1541884

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

FRESH MEDICAL LABORATORIES, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q  for the quarterly period ending September 30,  2012  as filed with the Securities and Exchange Commission by the registrant on November 19, 2012. This Amendment is filed to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending September 30, 2012.

PART II--OTHER INFORMATION

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

Date: November 26, 2012

By:

/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: November 26, 2012