Form 10-K
period 2012-12-31
FRESH MEDICAL LABORATORIES, INC.
filed 2013-08-30
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

000-54600

(Commission File No.)

FRESH MEDICAL LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

757 East South Temple, Suite 150

Salt Lake City, Utah 84012

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (801) 736-0729

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [ ] NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ] NO [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES []   NO [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (Do not check if a smaller reporting company)	[X] Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2013, based upon 10,421,718, was approximately $5,210,859 based upon the last private purchase of the Company’s Common Stock.  Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of August 30, 2013, the Registrant had 14,159,229 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX TO FORM 10-K

PART I

1

Item 1. Business

1

Item 1A. Risk Factors

13

Item 1B. Unresolved Staff Comments

14

Item 2. Properties

14

Item 3. Legal Proceedings

14

Item 4. Mine Safety Disclosures.

14

PART II

15

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

15

Item 6. Selected Financial Data

16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

20

Item 8. Financial Statements and Supplementary Data

20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

20

Item 9A. Controls and Procedures

21

Item 9B. Other Information

21

PART III

22

Item 10. Directors, Executive Officers and Corporate Governance

22

Item 11. Executive Compensation

24

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

27

Item 13. Certain Relationships and Related Transactions, and Director Independence

28

Item 14. Principal Accounting Fees and Services

30

PART IV

32

Item 15. Exhibits, Financial Statement Schedules

32

PART I

This Annual Report on Form 10-K for the year ended December 31, 2012 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of Altair Nanotechnologies Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those factors discussed herein under “Item 1A. Risk Factors” and elsewhere in this Report generally.  The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

Item 1. Business

Fresh Medical Laboratories, Inc. (referred to herein as the “Company” or “ProLung™”, or versions of “we”) was incorporated under the laws of the State of Delaware on November 19, 2004.  ProLung™ is a medical device company that has developed, tested, and is commercializing its non-invasive lung cancer diagnostic test (“Test”).  The Test is designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. We believe that our Test may assist in evaluating the risk associated with a questionable CT finding in the lung.   As most patients at high risk of lung cancer  receiving a lung a lug CT have questionable findings, clarifying the risk of disease has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role in identifying those patients who need more vigilant follow-up.  From inception to date, we have generated limited revenues. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

The address of our principal executive office is:

Fresh Medical Laboratories, Inc.

Attention: Mr. Steven C. Eror, CEO

757 East South Temple, Suite 150

Salt Lake City, Utah 84102

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@ProLungdx.com.

Our website can be viewed at www.ProLungdx.com. Information included in our website is not a part of this registration statement.

Company Overview

On October 11, 2012 the Company filed a trademark application to use “ProLung™” in its business operations in lieu of “Freshmedx” in the U.S.  Subsequently, in this filing, the Company uses the term “ProLung™” when referencing the Company name or its proprietary lung cancer test.

The Company was incorporated on November 19, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company changed its name to Fresh Medical Laboratories, Inc.

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to use certain BMC technology in the development of a medical device.

Our initial focus was to develop, market, and sell noninvasive––diagnostic devices for a life threatening disease. We obtained encouraging results in a well-controlled proof of concept trial in lung cancer patients and healthy volunteers.  Our clinical studies demonstrated the utility of the device to potentially improve the timing and accuracy of risk evaluation of patients with lung lesions that may or may not have lung cancer (risk stratification).

We are now making prepartions to sell and market the ProLung Test in US and International Markets.

US Market

In the US, an estimated $1.3 to $1.5 million, over a period of eight to twelve months, is required to obtain U.S. FDA 510(k) regulatory clearance, as well as placement of an investigational ProLung Test devices at more than 20 hospitals and clinics for research purposes. Assuming our U.S. FDA 510 (k) is granted, and that the more stringent 510(k) de Novo clearance or Premarket approval is not required, of which there can be no assurance, we plan to convert hospitals involved in research to commercial placements of the ProLung Test device and related ProLung Test Kit.

In July of 2013. the US Preventative Services Task Force recommended insurance reimbursement for the low-dose CT screening of individuals at a high risk of lung cancer.  It is proposed that reimbursement coverage under the Affordable care Act would go into effect beginning in 2015.  Health centers across the US are creating centralized nodule clinics preparatory to receiving individuals that are being screened for lung cancer.  Pending regulatory approvals, we have the unique opportunity to sell the ProLung Test as an adjunctive test at these centers.  These nodule clinics will concentrate patients for follow-up in single locations and discover additional patients with lung nodules that may benefit from our Test.

Europe Market

With over 500 million people, the European Union and its Free Trade Association members represent the second largest healthcare market outside the United States.  We plan on selling the Prolung Test in Europe through a network of distributors.  These distributors will market and sell under the Company’s European Union approval or “CE” mark which we obtained effective May 10, 2013.  In September 2013 the Company is identifying and negotiating with prospective European distributors.

China Market

In China, the growth trend of smoking is stable and growing.  Lung cancer is epidemic in China and the worst is yet to come as one in three cigarettes smoked in the world are smoked in China.  We plan on selling the ProLung Test in China through a distributor who is establishing and expanding operations near Shanghai, China

Lung Cancer Overview

According to the World Health Organization, cancer is expected to overtake heart disease as the leading worldwide cause of death. Lung cancer is by far the most deadly of all cancer sites, killing more people than breast, prostate, colon, liver, kidney, and melanoma cancers combined.  Each year there are over 1.6 million new cases of lung cancer worldwide, as well as nearly 1.4 million deaths.  It kills more women than breast cancer and the lifetime chance of developing lung cancer is 1:16 in women and 1:13 in men.1

Lung Cancer Incidence and Mortality, 20082

	New Cases	Deaths
United States	214,000	161,000
European Union	288,000	253,000
China	521,000	452,000
World	1,607,000	1,375,000

1 American Cancer Society, http://www.cancer.org/Cancer/LungCancer-SmallCell/OverviewGuide/lung-cancer-small-cell-overview-key-statistics (last visited Mar. 29, 2012).

2 GLOBOCAN 2008, International Agency for Research on Cancer (IARC), http://globocan.iarc.fr/factsheets/populations/factsheet.asp?uno=900 (last visited March 13, 2012).

Lung cancer patients face median five-year survival rates of only 16 percent (compared to 93 percent for breast cancer and 100 percent for prostate cancer, the only two cancers with greater incidence)1 in the rate of lung cancer survival has lagged behind that of other cancers largely due to a lack of early and effective diagnostics, resulting in delayed intervention.  This is evidenced by the fact that 84 percent of lung cancer patients present with locally advanced or metastatic disease.  With accurate early diagnosis, five-year survival could approach 80 percent.2

Business Objective

In 2008, there were almost 1.4 million deaths from lung cancer worldwide and approximately 161,000 deaths from lung cancer in the U.S.3  Lung cancer kills more than breast, prostate, colon, liver, kidney and melanoma cancers combined.4 The disease is discovered and acted upon too late to enable life-saving and life-extending treatment.   Of the patients that are diagnosed, 84 percent were diagnosed when lung cancer was locally advanced (incurable) or metastatic.  As a result the five-year survival of lung cancer is only 16 percent, far below that of other major cancers.5 If lung cancer could be diagnosed early, it is projected that survival would soar to 80 percent or more within five years.6  In addition, if most lung cancer could be diagnosed accurately at first detection of a lesion, months and years of emotional trauma from a possible lung cancer diagnosis may be eliminated.

The current standard of care involves the use of CT scans of the chest to evaluate incidental and symptomatic patients.  These images provide important information about the location and size of lung masses and raise suspicion, but up to 94 percent of those masses turn out to be noncancerous.7  Resolution of the suspicion of lung cancer currently involves waiting for growth to confirm lung cancer in subsequent CT scans.

For the 2.5 million Americans that undergo CT scans and have suspicious lesions each year, an immediate answer is needed (i) to immediately establish or defer the need for an expensive and life-threatening biopsy or (ii) to eliminate the cost and traumatic anxiety of waiting for months or even years for radiological stability while running the risk of metastatic cancer.8

 The evaluation of patients with lesions suspicious for lung cancer needs to be immediate, the surgical biopsy needs to be better informed, and the trauma and cost of anxious waiting eliminated.

Business Opportunity

ProLung is introducing the ProLung Test that we believe is the first accurate and reliable bioconductance measurement method that has been shown to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials.

1 JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

2 Annals of Oncology, Volume 21, Issue suppl. 5 pp. v103-v115.

3 GLOBOCAN 2008, International Agency for Research on Cancer (IARC), http://globocan.iarc.fr/factsheets/populations/factsheet.asp?uno=900 (last visited March 13, 2012)

4 Lung Cancer Foundation of America, http://www.lcfamerica.org/about_lcfa.html (last visited March 14, 2012).

5 JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

6 New England Journal of Medicine, 2006 Oct 26;355(17):1763–71.

7 Dr. Adams Aberle et al., National Lung Screening Trial Research Team; Reduced Lung-Cancer Mortality with Low-Dose Computed Tomographic Screening, 365 N. Engl. J. Med. 395–409 (2011).

8 See American Lung Association, http://www.lung.org/lung-disease/lung-cancer/resources/facts-figures/lung-cancer-fact-sheet.html (last visited Mar. 28, 2012); Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited Mar. 13, 2012); H. Hoffmann & H. Dienemann, Der PulmonaleRundherd, Prinzipien der Diagnostik, 97 DeutschesAerzteblatt 907–912 (2000); W.B. Hall et al., The Prevalence of Clinically Relevant Incidental Findings on Chest Computed Tomographic Angiograms Ordered to Diagnose Pulmonary Embolism, 169 Arch. Intern. Med. 1961 (2000);C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008); F. Meller et al., Radiologic and Nuclear Medicine Studies in the United States and Worldwide: Frequency, Radiation Dose, and Comparison with Other Radiation Sources -1950-2007, Radiology Vol. 253: Number 2 (2009).

The “ProLung Test”

The ProLung Test is planned to be introduced to the market like an existing pathology test except that there is no need for transmission of a physical sample or specimen.  Instead, the ProLung Test involves the acquisition of precision bioconductance measurements between a patented ProLung Test probe and disposable diaphoretic electrodes1 placed on the back and arms.  Data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition to the CT scan, patient history and other information to evaluate patients with suspicious masses or lesions identified by CT scan.  ProLung Tests are immediate, pain-free, non-invasive, and non-radiating.  They require little patient preparation and can be completed in less than 20 minutes by a certified technician.

ProLung produces the following components of the ProLung Test system:

•      ProLung Test -  The patented high fidelity ProLung probe is placed to measure transthoracic bioconductance2 and management believes it offers improved risk evaluation in patients with lesions of the lung in well-controlled clinical trials than may be obtained by CT alone.  The ProLung Test guides the technician and self-validates measurements for immediate analysis and reporting.

•       ProLung Test Kit – Each single-use ProLung Test Kit displays a unique access code that is required for access to a ProLung Test report together with all of the components necessary to assure precision test performance, patient comfort and hygiene. Consumables provided in the surgical style, tear open envelope that includes 6 (six) diaphoretic electrodes, 1 (one) ProLung Probe tip and introducer and 1 (one) moistening sponge.  The ProLung Test Kit is only sold as a tamper resistant unit that may be traceable by inventory lot, physician, hospital and   distributor.

The ProLung Test Procedure

The ProLung Test procedure is performed by a qualified test technician and may be completed in 20 minutes.

A qualified test technician:

  •    Connects the ProLung Test to the ProLung Probe, ProLung electrode cables, Internet and power.   Following a brief power on sequence, the ProLung Test completes self-diagnostics.

 •    Seats the subject.  Removal of underclothing is typically unnecessary.

 •    Opens one new single-use ProLung Test kit from its tamper-proof packaging.

•      Applies single-use easily-removable diaphoretic electrodes at sites on the patient’s back and arms.

•      Enters test session data including technician name, physician name, report delivery method, patient data.

•      Begins testing, as prompted by the device, by applying the ProLung Probe to acquire measurement data from sites on the chest, shoulders and arms.

•      Monitors the acquisition of real-time data.  Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

1 A self-adhesive foam conductor and medium from which an electric current is conducted to or from the human skin that can generate sweat or perspiration.

2 The measurement of electrical resistance in the human through the thoracic cavity or chest wall.

Research and Clinical Trial Results1

The ProLung ProLung Test and ProLung Test were evaluated in four clinical trials.  The trials include:

I. PROOF OF PRINCIPLE - McHenry, IL (2007)

•      Description.  A blinded single site study of 36 subjects to detect differences in bioelectrical impedance2 measurements in age and gender-matched healthy subjects and lung cancer patients.

•       Results. The Device discriminated perfectly between tissue-confirmed lung cancer patients and age and gender    matched healthy volunteers in a blinded trial.

II. RELIABILITY AND REPEATABILITY ― Salt Lake City, UT (2008)

•      Description.A single-site study to evaluate the variability in the device and subjects in 22 healthy volunteers.

•      Results. The device showed a reliability index of 0.993 and a correlation between device replicates of 0.0985 indicating a reproducible result can be obtained from a single test result.

III. EFFICACY IN THE TARGET INDICATION ― Baltimore, MD (2012)

•       Description.This single arm, single site algorithm finding and internal validation trial was designed to offer efficacy and safety in the risk stratification4 of a thoracic malignancy in patients symptomatic of lung cancer who have a suspicious mass as confirmed by CT scan.

•      Results.Final results included the identification and internal validation of an algorithm capable of 90 percent sensitivity   (correctly identifying 26 of 29 malignant masses), 92 percent specificity (correctly identifying 11 or 12 non-malignant    masses), and ROC area (combined sensitivity and specificity) of 90 percent (correctly identifying 37 of 41 patients   overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of   Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012   edition of the Journal of Thoracic Oncology.5

IV.  A Multi-Center Trial of the ProLung Test as an Adjunct to CT Chest Scans for the Risk Stratification of Patients with Pulmonary Lesions Suspicious for Lung Cancer (in progress)

•      Description. A multi-site, single arm trial designed to optimize and confirm the stability of the ProLung Test risk-stratification algorithm  and Externally validate the efficacy of the ProLung Test risk-stratification algorithm by comparing the test result to the conclusive patient diagnosis

•       Results. Pending completion of the trial.

1 R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

2 Bioelectrical impedance is the measurement of tissue conductivity by applying an electric current to the body.

3 The Reliability Index is the inverse of the rate of failure in a study.

4 Risk Stratification is the evaluation of a patient’s risk of the future confirmation of disease.

5 R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

Market Overview for the ProLung Test

Market Size

Pre-surgical risk evaluation of indeterminate lung nodules is a potentially massive global business. ProLung plans to vigorously pursue entry into selected international markets to provide early revenue and field testing useful for entry into the US market. The respective market sizes of the US and international regions can be estimated as follows:

•      MARKET: US.  ProLung estimates the US market potential to be approximately 2.5 million ProLung Tests per year, valued at $1.5 billion.

The Company believes that this market will expand dramatically as low-dose chest CT screening is adopted.  The CT screen will concentrate the market in centers designed by healthcare providers to offer better follow-up services, discover new cases for potential ProLung Testing and centralize medical disciplines required to treat the disease.

Domestic Market for ProLung Tests

Region	Population (in millions)	At high risk (in millions)	Structure
United States	310	123	Direct

The Company estimates that there are 123 million Americans at high risk of lung cancer (96 million current and former smokers, 27 million exposed to carcinogenic agents at home or in industry).1

Symptomatic:  0.2 million

Each year 226,160 are diagnosed with lung cancer.2  Approximately 90 percent of lung cancer patients are symptomatic at presentation (~203,544).3

Asymptomatic /Incidental:  2.4 million

In addition, an estimated 13.5 million chest CT scans are performed primarily for other purposes, of which 18 percent reveal incidental non-calcified solitary pulmonary nodules, resulting in an estimated 2.4 million patients without lung cancer symptoms whose indeterminate masses require follow-up.4

ProLung Test Benefits

Based on the number of symptomatic and asymptomatic patients who undergo CT scans and assuming that ProLung Tests will be used in conjunction with each of the CT scans, the Company estimates an initial U.S. market potential of approximately 2.5 million ProLung Tests per year at a projected wholesale price of $400 per ProLung Test.  The ProLung Test may be priced for rapid penetration at $15,000, but due to the importance of recurring ProLung Test Kit revenue the device could be given away with minimal effect on the Company’s bottom line.

By enhancing physicians’ patient risk-stratification capabilities, ProLung ProLung Tests enable more informed treatment decisions.  Patients shown by ProLung Test to have low probability of malignancy may enter “watchful waiting” or a periodic monitoring mode instead of proceeding to immediate biopsy of the lung, thereby reducing potential costs, risk and recovery.  Patients with high likelihood of malignancy can be prioritized for treatment, potentially leading to earlier diagnosis and improved prognosis and treatment options.

1 CDC: Cigarette Smoking Among Adults US 2007 (2008),www.cdc.gov(last visited Feb. 9, 2012).

2 American Lung Assoc., http://www.lung.org/lung-disease/lung-cancer/resources/facts-figures/lung-cancer-fact-sheet.html (last visited Mar. 28, 2012).

3 Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited Mar. 13, 2012).

4 Hlatky C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008).

Any reduction in expensive futile biopsy procedures performed may yield significant savings to the healthcare system.  Given the number of these procedures (estimated at over 50,000 per year)1 and the complexity and risk involved (ranging from punctured lung and infection for all procedures to a 4.4 percent mortality for resection by thoracotomy),2 pre-surgical evaluation via ProLung Test may also improve outcomes for individuals whose indeterminate masses are non-cancerous.

Competition

The development and commercialization of new products to improve the accuracy of pre-surgical staging and diagnosis of lung cancer is competitive and ProLung expects considerable competition from major medical device companies, laboratory tests and academic institutions that are conducting research in lung cancer.  Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology3 and markers, blood markers4 , radiography and CT imaging.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Moreover, the speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Moreover, the speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business.  We protect our intellectual property through confidentiality and trade secret agreements.  We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

ProLung’s patent protection is focused upon two key elements of the ProLung Test:

1.      The proprietary design of the ProLung Test probe and related computer algorithm used to drive its report.

2.      The proprietary design of a group of algorithm or bioconductance profiles derived from the Company’s clinical research.

Subject to limitations on capital, we intend to actively pursue our patent opportunities in the United States and abroad.  Product specific patents may be filed for all final products and issuance may correspond closely with regulatory agency approval to provide the longest proprietary protection.  Existing patent applications of the Company and BMC, from whom we have exclusive licenses, are set forth below:

1 See E. Grogan et al., Thoracic Operations for Pulumonary Nodules are Frequently not Futile in Patients with Benign Disease, 16 Journal of Thoracic Oncology 10 (2011); E. Uwe et al., Video-Assisted Thoracoscopic Surgery for Pulmonary Nodules after Computed Tomography-Guided Marking with a Spiral Wire Ann., 79 Thorac. Surg. 313–316 (2005).

2 T. Strand et al., Risk Factors for 30-Day Mortality After Resection of Lung Cancer and Prediction of Their Magnitude, 62 Thorax 991–997 (2007).

3 Sputum Cytology is a study of phlegm cells under a microscope to see whether they are normal or not.

4 A marker is a sign of a disease or condition that can be isolated from a sample (i.e. blood, breath).

Title	Nation	Type	Filed(6)	Serial #	Patent #
Company Owned Patents
Method for diagnosing a disease	US	ORD(1)	10/25/2007	11/978,045	7,603,171
	US	CON(2)	10/13/2009	12/578,329	8,121,677
Licensed Company Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	US	DIV(3)	11/26/2007	11/944,696	7,536,220
	US	DIV	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	US	ORD	7/20/2004	10/895,149	7,937,139
	AU(5)	PCT(4)	9/21/2004	2004322306
	NZ	PCT	9/21/2004	552911	552911

(1) Ordinary patent application - The first application for patent filed in the Patent Office without claiming priority from any application or without any reference to any other application under process in the Patent office.

(2)  Continuing patent application - A patent application which follows, and claims priority to, an earlier filed patent application.

(3)  Divisional patent application - A patent application which has been divided from an existing application

(4)  International patent application - An international agreement for filing patent applications.

(5)  Patent Cooperation Treaty Agreement under the laws of Australia

(6)  All patents expire 20 years from the date filed.

In the “Schedule of Patents” as listed above, the following patents are patents owned by BMC and used by the Company according to existing license agreements with BMC (as hereinafter described):

•      7,536,220

•      7,542,796

•      7,937,139

Exclusive License Agreements

On January 20, 2005, the Company entered into a License Agreement with BMC whereby the Company obtained a license from BMC to use certain BMC patents worldwide.  This Agreement was amended on November 2, 2006, through an Amended and Restated License Agreement with BMC, on November 26, 2007, through the First Amendment to Amended and Restated License Agreement, and on September 1, 2008, through the Second Amendment to the Amended and Restated License Agreement. Under the agreements, as amended, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company has agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  Under the agreement, the Company shall pay BMC a royalty based on the aggregate worldwide net sales during each calendar year in an amount equal to seven percent (7%) of net sales, up to $50 million in annual net sales, six percent (6%) of net sales from $50 million to $200 million in annual net sales, and five percent (5%) of net sales above $200 million in annual net sales.  The agreement, as amended, addresses certain mechanical aspects of the hardware and a portion of the software of the ProLung Test.  Specifically, the Company has licensed certain design features of the ProLung Test including the probe and platform, which are described in U.S. patent numbers 7,536,220, 7,542,796, and 7,937,139.  In addition, the Company has licensed the rights to the technology that controls the functionality of the probe.

Governmental Regulations

Marketing Approvals

We must receive separate regulatory approvals from the U.S. FDA and equivalent regulatory bodies in other countries for each of the devices before we can sell them commercially in the United States or internationally.    We cannot market any of our product candidates until we have completed the requirements for regulatory approval.  We do not know whether regulatory authorities will grant approval for any of the products our marketing or distribution partners and we develop.

A summary of the status of our of our marketing approvals in the key initial markets we have identified is set forth below:

•      United States.  The ProLung Test has been designated a “non-significant risk device” by Institutional Review Boards associated with ProLung clinical trials, permitting uninhibited investigational use of the device.  ProLung is preparing a 510(k) Class II submission to the FDA.  Devices cleared via Section 510(k) of the Federal Food, Drug, and Cosmetic Act can be marketed and sold in the United States.  ProLung plans to submit its 510(k) in August 2013.  Although governing regulations anticipate that the FDA will issue a decision on a 510(k) petition within 90 days, the FDA may extend the process in order to gather additional information.  Also, it is possible that FDA would determine the ProLung Test is not eligible for the 510(K) process and require the Company to go through a rigorous premarket approval process requiring the Company to conduct several phases of clinical trials over a period of several years.

•      European Union. ProLung has engaged a Notified Body to assess its compliance with the Medical Devices Directive 93/42/EEC standard required for European approval. CE marking has been granted as of May 10, 2013 and it certifies that the product has been assessed by an authorized notified conformity assessment body before being placed on the market, permitting the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland and Turkey. CE marking also required manufacturers to maintain an ISO 13485 Quality System.  CE marking may accelerate regulatory approval in other regions.

•      China. State Food and Drug Administration (“SFDA”) roughly follows the US FDA model, and approval permits the marketing and sale of the device in the People’s Republic of China (PRC).  To be sold in China, medical devices must be registered with Chinese health authorities. This involves not only sample product testing but also factory audits.  A US ISO 13485 certificate satisfies Chinese quality system requirements.

Manufacturing Requirements

As a manufacturer of medical devices, ProLung must comply with FDA 21 CFR Part 820141 also known as the quality system regulation that outlines current good manufacturing practice regulations as established by the US FDA.  These requirements are meant to ensure that medical devices are safe and effective.  ProLung maintains a quality management system that includes standard operating procedures for key processes such as manufacturing, record keeping, post market surveillance, complaint handling and corrective and preventative action.  The ProLung quality management system is ISO 1348542 certified and complies with the FDA 21 CFR Part 820 Good Manufacturing Practice regulations.   We will also be subject to similar requirements imposed by other countries.

Manufacturing

ProLung intends to utilize contract manufacturers for the physical manufacturing of its products.  This may afford numerous benefits, including:

•      avoidance of significant start-up costs required to acquire manufacturing personnel and brick and mortar manufacturing facilities.

•      ability to ramp up production quickly.

•      access to leading technologies, supply chain networks and best-in-class manufacturing processes for its products.

•      ISO 13485 Certification, with fully automated real-time component traceability, product assembly, obsolescence mitigation, risk management and product reliability testing.

•      flexibility to use one or many manufacturers in any region of the world to optimize costs, production volumes, material availability, lead times, and to meet various regional regulations.

The Company has interviewed, performed site visits, and qualified the multiple redundant contract manufacturers required to produce its products.  As of January 1, 2013, the Company has no contractual obligations with such contract manufacturers for the manufacturing of its products.

1

The Company’s prospective contract manufacturers will source ProLung product components from multiple specialized vendors that supply plastics, sheet metal, machining, cables, wire harnesses, and other computer hardware components.  The Company maintains its own design control and ISO 13485 quality system.

Distribution

The Company is currently in various stages of market development in finding, evaluating, selecting, and managing licensing/distribution partners in the United States and other international markets. As we obtain necessary regulatory approvals, distribution will occur from a combination of these contacts.

Research and Development

The Company spent $861,520 and $639,750 on company-sponsored research and development during fiscal years ending December 31, 2012 and 2011, respectively.

Employees

The Company currently has two full-time employees and one part-time employee.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1A. Risk Factors

Risks Associated with Marketing Approvals

The processes of conducting clinical trials and obtaining regulatory approvals are uncertain, time consuming, and expensive processes.  If we or our marketing and distribution partners fail, we will not be able to rely on the results generated from those trials for purposes of advancing or filing for regulatory approvals to market and sell our products and services.  In that case, we would need to repeat studies, which would increase our development cost and may delay entry into the market.

Even if we complete our clinical trials successfully, we may not be able to obtain regulatory approvals.  Data obtained from clinical studies are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to observe regulatory requirements or inadequate manufacturing processes are examples of the other problems that could prevent approval.  In addition, we may encounter delays or rejections due to additional governmental regulation from future legislation, administrative action, or changes in FDA and other regulatory policy.  Even if the FDA or other regulatory authority approves our products and services, marketing the products or services for a different indication will require supplementary applications.

None of our products have received all of the regulatory approvals required for commercial sales.  We have completed product testing needed for approval of the European CE marking and related manufacturing approvals but there can be no assurance that the regulations for ProLung Test and its related ProLung Test device will not change in the future for the European market or that the regulatory requirements will not change for other markets in which we intend to make, market or sell our devices.  Failure to comply with applicable FDA or other applicable regulatory requirements may result in various adverse consequences, including delay in approving or refusal to approve a product, revocation of existing licenses, criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or injunction, as well as other regulatory action against our products, services or us.

Outside of the United States, our ability to market any of our potential products and services is contingent upon receiving marketing authorizations from the appropriate regulatory authorities.  Various foreign regulatory approval processes include all of the risks associated with the FDA approval processes described above.

We may be subject to a variety of laws and regulations relating to product safety, among other things. We believe that we are currently in compliance with such laws and have no current liabilities there under. Our intent is to maintain strict compliance with all relevant product safety laws, rules and regulations.

In addition, ProLung intends to pursue regulatory approval for multiple regions in parallel. CE marking, which permits sale in the European Union and selected additional countries and facilitates approval in most others, has been prioritized because of its broad utility.

Risks Associated with Patent Applications

As is the case with all patent applications, there can be no assurance that each of the patent applications listed in the Schedules above will result in the grant of a patent, or that the scope of protection provided by any patent, which is granted, will be valid or identical to the scope of the currently pending applications.  No assurance can be given that the exploitation of the inventions described and claimed in the applications will not infringe the rights of patents held by third parties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains a corporate office at 757 East South Temple, Suite 150, Salt Lake City, Utah 84102. The Company leases this property for $2,888 a month. The term of lease expires on July 31, 2014, but may be canceled with 90 days of written notice if the Company outgrows the current leased premises. This location is approximately 2,500 square feet of office space. The Company feels this space is sufficient until the Company commences full operations.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)      Market Information.

There is no public market for the Company’s common stock.

(b)      Holders.

As of  August 30, 2013, there were 14,159,229 common shares issued and outstanding, which were held by 466 stockholders of record.

(c)      Warrants and Options

As of August 30, 2013, there were 566,337 warrants for the purchase of Common Stock outstanding (“Warrants”). The Warrants bear a weighted average remaining contractual life of 7.6 years and have a weighted average exercise price of $0.45.

Other than as listed above, there are no warrants, options or other convertible securities outstanding.

(d)

      Convertible Debentures.  As of August 30, 2013, there were Convertible Debentures amounting to $414,959 outstanding.  Convertible Debentures accrue 8% but do not pay interest and are convertible at the option of the holder into shares of the Company’s Common Stock at a value of $.80 per share.  Debentures were issued between March 2012 and November 2012

(d)      Dividends.

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  There are no contractual restrictions on our ability to declare or pay dividends.

(e)      Securities Authorized for Issuance under Equity Compensation Plans.

The Company has not adopted a stock incentive plan, but has granted stand-alone restricted stock awards to certain employees, officers, directors and other service providers of the Company. The following table sets forth certain information with respect to the stock plan as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	0	0	N/A
Total	0	0	N/A

(1) Includes

(f)      Recent Sales of Unregistered Securities.

Since January 1, 2013 shares of the Company’s Common Stock were sold.

Shareholder	Common Shares	Value
Cash subscription	995,600	$577,694
Contractual grant	04,286	grant
Directors and Officers*	1,735,000	grant
Total	2,416,980	$577,694

* Grant is board compensation for a three year term beginning August 1, 2013.  Early termination requires pro rata return of grant for director not serving to full term.

Item 6. Selected Financial Data

This item is not applicable to the Company because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.  During the period from inception (November 22, 2004) to December 31, 2012, Fresh Medical Laboratories recognized licensing income of $100,000 and incurred operating expenses totaling $6,860,036.  Our operating expenses consisted of research and development and general and administrative expenses totaling $5,186,792 and $1,673,244 respectively.  The Company did not generate any revenue prior to 2010.  During the period from inception (November 22, 2004) to December 31, 2012, Fresh Medical Laboratories recognized government grant income of $249,479 and a gain on debt extinguishment of $17,201.  During the period from inception (November 22, 2004) to December 31, 2012, the Company recognized interest expense of $859,915.

The Company received a reimbursement grant from the IRS under Section 48D of the Internal Revenue Code based on qualified investments in a qualifying therapeutic discovery project. The grant was limited to 50% of the qualified investment. The IRS certified the Company qualified investment of $488,959 in 2010. The Company recognized $244,479 of grant income in 2010 for the IRS grant.

For the year ended December 31, 2012, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, completing its reorganization, and obtaining financing.   The Company incurred operating expenses totaling $1,277,322, a $260,205 increase from the prior year.  General and administrative expenses for the year ending December 31, 2012 increased from $377,367 to $415,802 for 2011 and 2012 respectively, due to an increase in payroll and professional fees.  Research and development expenses increased from $639,750 to $861,520 due to an increase in consulting expenses and professional fees for the year ending December 31, 2011 and 2012 respectively.  The Company did not generate any licensing revenue during the years ending December 31, 2012 and 2011.

The Company entered into a license agreement with a third party in 2010 for the future sale of its technology in Central and South America. Under the license agreement, the third party was required to pay a non-refundable deposit of $100,000 and meet certain performance obligations. The third party failed to meet these performance obligations and the agreement was terminated. The Company recognized $100,000 of license revenue under the terms of the license. The parties are in negotiations to form a new license agreement.

Liquidity and Capital Resources

The Company’s principal liquidity from inception ((November 22, 2004) to December 31, 2011, came from the issuance of equity interests and debt financing.  The Company issued 10,421,718 common shares and received for $2,373,058 of proceeds.  The Company received $2,081,000 for issuance of notes payable with interest rates between 6.5 and 15 percent.  During 2011, the Company used approximately $500,000 to fund operations.  During 2012, Fresh Medical Laboratories received proceeds of $889,000 from the issuance of notes payable to related parties.

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

The Company now plans to enter the market through direct (U.S.) and indirect channels (international) for the marketing and sale of its ProLung Test and ProLung Test Kit.  The initial step in the U.S. requires the expenditure of an estimated $1.3 to $1.5 million, over a period of eight to twelve months, to achieve U.S. FDA 510(k) de novo regulatory clearance, as well as the completion of the placement of an estimated 22 investigational ProLung Test devices at hospitals.  The completion of this initial step is projected to allow ProLung to achieve the first sale of its product in the U.S.  Once the Company’s U.S. FDA 510 (k) de novo petition is granted, it plans to convert hospitals with investigational placements of its diagnostic to commercial installations selling its ProLung Test.

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

The amount of funds needed for compliance with the Company’s obligations under the federal securities laws is approximately $49,500 per year. This includes an estimate of $7,500 for ongoing Edgar and XBRL filing fees, $2,000 for transfer agent fees, and $40,000 for preparation and audit of the company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2011 or 2012.

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

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no licensing income during the years ended December 31, 2012 and 2011, respectively, for the sale of international technology licenses.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of December 31, 2012 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors.  There were, however, 130,000 unvested common stock awards outstanding at December 31, 2012 that were issued to officers and directors of the Company.

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

Emerging Growth Company – We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

At December 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Off Balance Sheet Arrangements

The Company has not had any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to the Company because the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

Supplemental Financial Data

Smaller reporting companies are not required to provide this disclosure.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are not effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.  This conclusion is based upon the Company’s failure to timely file this annual report on Form 10-K and subsequent reports, primarily due to lack of financial resources, and the Company’s failure to adjust its financial statements to accurately reflect certain financing transactions.

Internal Control Over Financial Reporting

This annual report does not include a report on management’s assessment regarding internal controls over financial reporting or an attestation report from the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting above.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current Directors and executive officers. Unless otherwise indicated, the address of each person listed is care of Fresh Medical Laboratories, Inc., 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name and Business Address	Age	Position
Steven Eror	58	President, Chief Executive Officer, and Director
Michael Garff	28	Chief Operating Officer
Karleen Callahan	64	Vice President, Clinical Affairs
Wayne Adams	56	Director
Nate Wade	83	Director
Dennis Tulane	50	Director
Robert Raybould	75	Director
Clark Campbell	63	Director, Chairman of the Board of Directors

Steven C. Eror, age 58.  Mr. Eror has 25 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies.  He became Co-founder, CEO, President and Director of ProLung in February 2005.   Mr. Eror has served as CEO of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy).  He also served as the chief executive officer of Consonus (an IT application service provider with operations throughout the western U.S.), Mr. Eror served as CEO.  Mr. Eror was the chief financial officer of Pharmadigm (focusing on injectable anti-inflammatory for severe burns, asthma and wound healing).  Prior to this, he was a chief financial officer of Evans and Sutherland Computer Corporation NASDAQ:ESCC, a company which focuses on simulation technology including molecular modeling.  In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company.   Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA.   The Company believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry makes him a valuable member of the Company’s board of directors.

Michael Garff, age 28.Mr. Garff joined ProLung as Chief Operating Officer in May 2009 from the Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009 . Previously, Mr. Garff was a project manager at US Bank from 2005 to 2008 and a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009 . Mr. Garff received his Bachelor’s degree and MBA from the University of Utah.

Karleen Callahan, RPh, PhD, age 64. Dr. Callahan joined ProLung in February 2006 as its Vice President, Clinical Affairs responsible for initial clinical strategy and operations. She has over 25 years of experience in diagnostic and clinical research at NPS Pharmaceuticals, the University of Utah Health Sciences Division, PPD Pharmaco, CTI, MacroMed, and the University of Texas Health Science Center. Dr. Callahan earned a degree in Pharmacy from the University of Utah and received her Ph.D. in Pharmacology from the University of Texas. Dr. Callahan received post-doctoral training at the University of Washington School of Medicine in the Department of Internal Medicine. Throughout her career she has focused on breast, esophageal, and lung cancer.

Nathan L. Wade, age 83. Mr. Wade has been an investor in ProLung since its inception and became a Director of ProLung in November 2010.  Mr. Wade was appointed Chairman of the Board of Directors of Nevada Chemicals Company NYSE:NCEM in January 2000. Mr. Wade served as a director of Nevada Chemicals from June 1989 until 2009. Since 1953 he has been a Director and principal owner of Nate Wade Subaru., a Salt Lake City, Utah automobile dealership for new and used automobiles. Due to Mr. Wade’s experience as a director of a NYSE-listed company, the Company was led to the conclusion that Mr. Wade should serve as a director of the Company.

Wayne Adams, MD, age 56.  Dr. Adams has served as a Director of ProLung since its inception in February 2005 and as a member of its Medical Advisory Board.  He has served as a radiologist at Mountain Medical Physician Specialists since 1999 . Dr. Adams received his MD from University of Cincinnati College of Medicine with graduate research work in Toxicology. Dr. Adams completed residency in radiology and subsequently completed a fellowship in nuclear medicine. He is a member of the American College of Radiology and the Society of Nuclear Medicine. Dr. Adams’ extensive medical expertise and experience qualifies him to serve as a director of the Company.

Robert W. Raybould, age 73.  Mr. Raybould has served as a Director of ProLung since January of 2012.  Mr. Raybould began his career in the U.S. Army and Eastman Kodak and became a financial planner.  In 1971, he co-founded Realvest, a real estate investment company and then sold its holdings between 1981 and 1984.  Realvest again syndicated real estate in the early 90’s and sold in 1997.  In 1987, Mr. Raybould assisted in founding TRI Capital Corporation, a mortgage-banking firm and served as a member of its board of directors until 2005.  In 1995 he assisted in the formation of DTM Research, Llung cancer in 1995 and served as Chairman of the Board from its formation until 2006.  In 1999 He founded Greenhill Financial and served as one of its managing partners until 2006.  During that time the firm became Arlington Value Capital, Llung cancer.   From 2007 to present, Mr. Raybould has been actively investing in companies.   Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah.  Due to Mr. Raybould’s successful financial, entrepreneurial and business experience , the Company was led to the conclusion that Mr. Raybould should serve as a director of the Company.

Dennis Tulane, age 50.  Mr. Tulane has served as a Director of ProLung since July 2011.  Currently he is a Managing Partner for Corradiance, Llung cancer, a Management and IT consulting firm he co-founded in 1998 that specializes in providing Information Technology Management, Business Consulting, and Program Management to clients in a variety of industries including Retail Food and Drug, Banking, Airlines, Education and Software Development.  Prior to founding Corradiance, Llung cancer, Dennis worked as a Senior Systems Engineer with Electronic Data Systems and held various Technical and Management positions with Smith’s Food and Drug Centers, American Stores, and AG Consulting.   He has a Bachelor of Arts degree in Computer Science from Utah State University and has worked in Information Technology for over 25 years.  Dennis was a former member of the Board of Director with Browz, Inc.  Due to Mr. Tulane’s experience in the technology industry, the Company was led to the conclusion that Mr. Tulane should serve as a director of the Company.

Clark Campbell,  age 63.  Dr. Campbell joined the Board of Directors of Freshmedx as a Director and Chairman in July 2012 following the resignation of William A. Fresh as Director and Chairman.  Mr.Campbell has extensive leadership and business experience with DuPont and Northwest Pipeline.  He joined OC Tanner in Salt Lake City where he served as the Director of Corporate Planning and Vice President of Quality.  He also served as Senior Vice President of Administration and Professional Services.  Additionally, Dr. Campbell has been an Adjunct Professor at the University of Utah, Westminster College and the University of Delaware.  He has served on the boards of the University of Utah Alumni, Utah March of Dimes and the Shingo Prize for Operational Excellence Board of Governors. Dr. Campbell is the author of 4 books. In addition to his professional certifications which include Master Project Manager MPM, Agile Communication Certification AgCC, Certified Scrum Master CSM, and 6 Sigma Master Black Belt, he has a BS in Chemical Engineering and an MBA from the University of Utah and a PhD in Business Administration from Almeda University.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2011 were filed with the SEC on a timely basis, except for the following:   The Officers and Directors have been delayed in the filing of Form 3 and 4 in connection with current and updated holdings.  The Company and its respective Officers and Directors intend to complete past due filings within 30 days.

Code of Ethics

The Company has adopted the Code of Ethics for Senior Executives, Financial Officers, Members of the Management Executive Committee, and Directors (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics is available on the Company’s public filings.

Item 11. Executive Compensation

Executive Compensation.

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2012 and 2011. The Company's named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2012, (b) the next two most highly compensated executed officers serving as of December 31, 2012 whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2012.

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Steven C. Eror, President	2011	$225,000	$0	$100,000	$0	$0	$0	$325,000
	2012	$241,406	$0	$160,000	$0	$0		$401,406

Michael Garff, Chief Operating Officer (1)	2011	$ 95,833	$0	$37,500	$0	$0	$0	$133,333
	2012	$108,333	$0	$50,000	$0	$0	$0	$158,333

(1) Regarding Mr. Michael Garff’s salary, an increase to $100,000 annually stated in Exhibit 10.3 was effective June 1, 2011.

Employment Agreements

The Company has an employment contract with Steven C. Eror, its chief executive officer, which provides for an annual salary totaling $225,000 and a bonus of up to 50% of base salary, contingent on the Company’s results of operations and the chief executive officer’s performance, as determined by the Board of Directors. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. The employment contract expired January 2011, at and renewed through August 2013. This employment contract provides for severance pay equal to one year’s base salary in the event of termination by the Company without cause as defined in the agreement.

The Company has an employment contract with Michael Garff, its chief operating officer, which provides for an annual salary totaling $100,000 plus an incentive bonus contingent on the Company’s results of operations and the chief operating officer’s performance, as determined by the Board of Directors. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. The employment contract was executed June 1, 2011, and has a term of two years. This contact was renewed in August 2013 with and annual base pay of $144,000 per year for a term of three years.

2012 Equity Awards

Stock-based compensation was 703,000 shares for a value of $241,865.

2012 Bonus Compensation

None

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named Director for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2011:

Compensation Table for Directors

Name &Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Steven C. Eror, President	2012	$241,406	$160,000	$401,406
Nathan L. Wade, Director	2012	$0	$0	$0
Wayne Adams, Director	2012	$0	$0	$0
Dennis Tulane, Director	2012	$0	$0	$0
Robert Raybould, Director	2012	$0	$60,000(1)	$60,000
William Fresh	2012	$0	$0	$0

(1)  The Company’s notes to their financial statements state that the Company issued a total of 200,000 shares of common stock at $0.30 per share as compensation for consulting services and compensation to a newly appointed director.  This amount is reflected here.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,421,718 shares of our common stock issued and outstanding as of December 31, 2012. Unless otherwise indicated, the address of each person listed is care of Fresh Medical Laboratories, Inc., 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class

William A. Fresh, Director	Common	2,019,417	19.38%
Steven C. Eror, Chief Executive Officer and Director	Common	1,112,006	10.67%
Robert W. Raybould, Director	Common	721,667	6.92%
Nate Wade, Director	Common	576,384	5.53%
Jeff Roundy	Common	561,263	5.39%
Dennis Tulane, Director	Common	380,835	3.65%
Michael Garff, Chief Operating Officer	Common	375,000	3.60%
Karleen Callahan, Vice President, Clinical Affairs	Common	165,000	1.58%
Wayne Adams, Director	Common	130,000	1.25%
All Officers and Directors As a Group	Common	6,041,572	57.97%

(1)   The amount of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)   If all of the warrants are exercised, the officers and directors as a whole will hold 6,297,387 shares of the Company’s common stock, representing approximately 60.54% of the shares issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules.  Under these rules, Steve C. Eror is not independent, and all other directors, Dennis Tulane, Nate Wade, Wayne Adams, and Clark Campbell are independent.

Related Transactions

The Company entered into certain transactions with related parties during the fiscal years ended December 31, 2009, 2010 and 2011. These transactions consist mainly of financing transactions and consulting arrangements.  Transactions with related parties are reviewed and approved by the disinterested members of the Board of Directors.

Related-Party Notes Payable

During the years ended December 31, 2007 and 2008, the Company issued notes payable to a William Fresh, Chairman and Director of the Company, for $610,000.The notes were due on demand and bore interest at rates ranging from 10% to 15% per annum. During the year ended December 31, 2009, the Company issued additional notes payable to the same director for $140,000. These notes were due on demand and bore interest at 15% per annum. In November 2009, the same director acquired $76,218 of a note payable and related accrued interest from another lender to the Company. This note payable bore interest at 15% per annum and was due on demand. As of December 31, 2009, the Company had notes payable to the director of $826,218 that bore interest at rates ranging from 10% to 15%, that were due on demand and that had accrued $55,312 of unpaid accrued interest.

During the year ended December 31, 2010, the board of directors authorized the conversion of $137,305 of principal on notes payable and related accrued interest owed to Mr. Fresh into 274,611 shares of common stock and warrants to purchase 54,922 shares of common stock. The Company recognized the common stock and the warrants issued at their fair values on the date issued, which totaled $138,623. During the year ended December 31, 2010, the remaining $700,000 of outstanding notes payable owed to Mr. Fresh were consolidated into one note, the Principal Loan Agreement, dated November 19, 2010.  Under this agreement, both Mr. Fresh and the Company desired to convert all previous demand notes into one note.  This agreement represents the aggregate principal of the demand notes, and not the aggregate accrued interest (this was consolidated in a separate agreement and is hereinafter discussed). This agreement provides for quarterly payments due August 19, 2012, November 19, 2012, February 19, 2013, and May 19, 2013.

Interest owed on the demand notes payable of $99,970 was also capitalized into a note payable, the Deferred Interest Loan Agreement, dated November 19, 2010. This agreement represents the aggregate accrued interest of the demand notes, and not the aggregate principal.  Under this agreement, Mr. Fresh agreed to the cancellation of all previous demand notes.  This agreement matures May 18, 2012, and there is no prepayment penalty.

As of December 31, 2010 the Company had $799,970 of notes payable to Mr. Fresh at interest rates of 11.07% with $10,190 of accrued interest.  As of September 30, 2011, the Company had $799,970 of notes payable to Mr. Fresh with $76,426 of accrued interest.  As of December 31, 2011, this amount of accrued interest had increased to $98,747.

In 2008, the Company issued three notes payable to Brett Error, a nephew of Steven C. Eror, President and CEO of the Company, with principal balances of $100,000, $75,000 and $25,000 outstanding with maturity dates of September 4, 2010, January 12, 2011 and April 16, 2011, respectively, all at 15% interest rate.  The notes were issued with a guaranteed origination fee of 20% of the face value of the notes, payable in warrants to purchase common stock. During 2009 the Company issued 20,000, 15,000 and 5,000 warrants with a $0.01 strike price in exchange for the $20,000, $15,000, and $5,000 loan origination liability recognized on the issuance of the notes respectively.  The company recognized a gain of $19,570 on the issuance of the warrants to extinguish the loan origination liability based on the difference between the liability and the calculated grant date fair value of the warrants issued (see Note 5).  During 2009 the company issued the note-holder 30,000 warrants to extend the maturity of the notes.  The fair value of the warrants issued on extension was calculated to be $14,762, which was recognized as interest expense over the new life of the notes.  During 2010 the Company borrowed an additional $65,000 with a January 25, 2011 maturity date at 15% from the same related party and issued 15,000 shares of common stock with a grant date fair value of $9,750. The Company recognized the relative fair value of the stock of $8,478 as a discount on the note payable and recognized the discount over the life of the note. These notes are secured by all of the assets of the Company. Accrued interest on these notes totaled $72,220 and $33,164 as of December 31, 2010 and 2009, respectively.

On June 30, 2011, the Company consolidated the notes plus $91,932 of accrued interest into one note payable at 15% interest with a maturity date of December 31, 2012. The Company issued 50,000 shares of its common stock to Mr. Error as consideration for consolidating the notes payable. The shares were valued at $25,000 and were recorded as a debt discount on the new note to be amortized over the life of the Note. The Company recognized $4,182 of accretion expense on the note during the nine months ended September 30, 2011.  As of September 30, 2011, the Company owed $13,348 in accrued interest to Mr. Error.  As of December 31, 2011, this amount of accrued interest had increased to $26,843.

At December 31, 2009, the Company had a $76,218 note at 15% interest rate to Dennis Tulane, an affiliated shareholder of the Company.  During the year ended December 31, 2010, the board of directors authorized the conversion of $81,135 of principal and accrued interest into 162,270 shares of common stock and warrants to purchase 32,454 shares of common stock. The grant date fair value of the stock and warrants issued totaled $81,915 and the Company recorded a loss on extinguishment of debt of $780 on the issuance.

At December 31, 2009, the Company had a $25,000 note at 15% interest rate to William Fresh.  During the year ended December 31, 2010, the board of directors authorized the conversion of $26,304 of principal and accrued interest into 52,610 shares of common stock and warrants to purchase 10,522 shares of common stock. The grant date fair value of the stock and warrants issued totaled $26,575.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees paid by us for professional audit services rendered by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2012 and 2011, and professional tax services rendered by Squire and Company.

	2012	2011
Audit Fees	$	$
Audit-Related Fees
Tax Fees

Total	$	$

Audit Fees. Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Forms 10-K, reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and related matters.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees. Tax Fees consist of fees billed for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

Our Board of Directors has determined that all non-audit services provided by Hansen Barnett & Maxwell, P.C. were compatible with maintaining that firm’s audit independence.

The Board of Directors, functioning as the Audit Committee, has established a pre-approval policies and procedures requiring that the Board of Directors, functioning as the Audit Committee, approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2011 and 2012 of the independent auditors to render audit or non-audit services were approved by the Board of Directors, functioning as the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.

Financial Statements.  The following Consolidated Financial Statements of the company and Auditors’ report are filed as part of this Annual Report on Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets for the periods ended December 31, 2012 and 2011

•

Consolidated Statements of Operations for the periods ended December 31, 2012 and 2011

•

Consolidated Statements of Cash Flows for the periods ended December 31, 2012 and 2012

•

Consolidated Statement of Stockholders Equity as of December 31, 2012

•

Notes to the Consolidated Financial Statements

2.

Financial Statements Schedule.  Not applicable.

3.

Exhibits.  The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INc.

August 30, 2013	By: /s/ Steven Eror
Date	Steven Eror,
Chief Executive Officer and President (Principal Executive Officer)

August 30, 2013	By: /s/ Michael Garff
Date	Michael Garff
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Steven Eror and Michael Garff, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Steven Eror Steven Eror	Chief Executive Officer, and President	August 30, 2013
/s/ Wayne Adams Wayne Adams	Director	August 30, 2013
/s/ Nate Wade Nate Wade	Director	August 30, 2013
/s/ Dennis Tulane Dennis Tulane	Director	August 30, 2013
/s/ Robert Raybould Robert Raybould	Director	August 30, 2013
/s/ Clark Campbell Clark Campbell	Director and Chariman	August 30, 2013
/s/ Tim Treu Tim Treu	Director	August 30, 2013

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation*
3.2	By-Laws*
3.3	Articles of Amendment*
3.4	Amended By-Laws*
4.1	Form of Warrant*
10.1	Lease Agreement*
10.2	Employment Agreement for Steven C. Eror*
10.3	Employment Agreement for Michael Garff*
10.4	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005 **
10.5	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006 **
10.6	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007 **
10.7	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008 **
10.8	Letter of Intent with BioMeridian Corporation dated January 23, 2012 **
10.9	Principal Loan Agreement and Deferred Interest Loan Agreement with William A. Fresh dated November 19, 2010 **
10.10	Master Note with Brett M. Error dated June 30, 2011 **
10.11	Agreement with Headwaters BD, Llung cancer dated January 4, 2012 **
14.1	Company Code of Ethics*
99.1	Form of Warrant*

* Incorporated by reference with Form 10 filed February 10, 2012,

** Incorporated by reference with Form 10/A filed April 10, 2012,

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets, December 31, 2012 and 2011	F-2
Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011 and for the Period from November 22, 2004 (Date of Inception) through
December 31, 2012	F-3

Consolidated Statements of Stockholders’ Deficit for the Period from November 22, 2004
(Date of Inception) through December 31, 2010, and for the Years Ended December 31,
2011 and 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and
2011 and for the Period from November 22, 2004 (Date of Inception) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Fresh Medical Laboratories, Inc. and subsidiary (collectively a development stage enterprise) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2012 and 2011 and for the period from November 22, 2004 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Medical Laboratories, Inc. and subsidiary (a development stage enterprise) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and for the period from November 22, 2004 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and during the years ended December 31, 2012 and 2011, it incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2012, the Company had negative working capital and a capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

July 15, 2013

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets
Cash	$2,876	$-
Receivable from shareholder	-	60,000
Total Current Assets	2,876	60,000

Office Equipment
Computer equipment	11,486	-
Office furniture	3,800	-
	15,286	-
Accumulated depreciation	(1,958)	-
Net Office Equipment	13,328	-
Total Assets	$16,204	$60,000

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$190,110	$89,468
Checks written in excess of bank balance	-	3,592
Related-party payable	-	12,007
Accrued liabilities	230,479	187,937
Related-party notes payable, current portion, net of unamortized discount of $0 and $16,636, respectively	356,931	790,266
Convertible notes payable, current portion	70,588	-
Total Current Liabilities	848,108	1,083,270

Long-Term Liabilities
Related-party notes payable, net of current portion	929,536	350,000
Convertible notes payable	454,000	-
Convertible notes payable - related party	152,822	-
Total Long-Term Liabilities	1,536,358	350,000
Total Liabilities	2,384,466	1,433,270

Commitments and contingencies (Notes 7, 8 and 9)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;11,452,675 shares and 10,421,718 shares outstanding, respectively	11,452	10,421
Additional paid-in capital	4,973,557	4,443,897
Deficit accumulated during the development stage	(7,353,271)	(5,827,588)
Total Stockholders' Deficit	(2,368,262)	(1,373,270)
Total Liabilities and Stockholders' Deficit	$16,204	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended		For the Period from November 22, 2004 (Date of Inception) Through
	December 31,		December 31,
	2012	2011	2012
Licensing income	$-	$-	$100,000

Research and development expense	861,520	639,750	5,186,792
General and administrative expense	415,802	377,367	1,673,244
Total expenses	1,277,322	1,017,117	6,860,036

Loss from operations	(1,277,322)	(1,017,117)	(6,760,036)

Other income (expense)
U.S. government grant income	-	-	249,479
Gain on extinguishment of debt, net	-	-	17,201
Interest expense	(248,361)	(138,136)	(859,915)
Net other income (expenses)	(248,361)	(138,136)	(593,235)

Net loss	$(1,525,683)	$(1,155,253)	$(7,353,271)

Basic and diluted loss per share	$(0.14)	$(0.13)

Weighted-average common shares outstanding	10,706,366	9,197,255

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

For the Period from November 22, 2004 (Date of Inception) through December 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, November 22, 2004 (date of inception)	-	$-	$-	$-	$-
Common stock issued from November 22, 2004 (date of inception) through December 31, 2005 for:
Compensation at $0.32 per share	320,000	320	102,080	-	102,400
Cash at $0.32 per share	1,770,017	1,770	563,230	-	565,000
Common stock issued during the year ended December 31, 2006 for:
Compensation at $0.32 per share	32,000	32	10,208	-	10,240
Cash at $0.32 per share	1,109,983	1,110	353,203	-	354,313
Common stock issued during the year ended December 31, 2007 for:
Compensation at $0.32 per share	363,385	363	115,920	-	116,283
Interest on notes payable at $0.32 per share	16,000	16	5,104	-	5,120
Issuance of 58,439 warrants for interest on notes payable; 2007	-	-	18,653	-	18,653
Common stock issued for compensation at $0.32 per share; 2008	300,000	300	95,700	-	96,000
Issuance of 30,000 warrants for compensation; 2008	-	-	4,153	-	4,153
Common stock issued for compensation at $.50 per share; 2009	302,000	302	39,098	-	39,400
Common stock issued for compensation at $0.65 per share; 2009	354,654	355	230,170	-	230,525
Common stock issued for extension of notes payable at $0.65 per share; 2009	9,000	9	5,841	-	5,850
Issuance of 40,000 warrants for settlement of loan origination fees; 2009	-	-	20,430	-	20,430
Issuance of 25,000 warrants for compensation; 2009	-	-	9,196	-	9,196
Issuance of 30,000 warrants for extension of notes payable; 2009	-	-	14,762	-	14,762
Common stock issued for cash at $0.50 per share; 2009	745,000	745	371,755	-	372,500
Common stock issued for cash at $0.65 per share; 2009	143,085	142	92,863	-	93,005
Common stock issued for cash at $0.60 per share; 2009	3,077	3	1,847	-	1,850
Conversion of accrued liabilities at $0.50 per share; 2009	294,652	295	147,031	-	147,326

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit (Continued)

For the Period from November 22, 2004 (Date of Inception) through December 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Stock-based compensation; 2009	-	-	94,844	-	94,844
Common stock issued for cash at $0.65 per share; 2010	72,193	72	46,853	-	46,925
Common stock and 180,000 warrants issued for cash at $0.50 per share; 2010	900,000	900	449,100	-	450,000
Common stock issued for compensation at $0.65 per share; 2010	688,397	688	56,770	-	57,458
Common stock issued for compensation at $0.43 per share; 2010	175,317	176	19,310	-	19,486
Common stock and 97,898 warrants issued for conversion of notes payable and accrued interest at $0.50 per share; 2010	489,491	490	246,624	-	247,114
Common stock issued for cash at $0.57 per share; 2010	15,000	15	8,463	-	8,478
Common stock issued for extension of notes payable at $0.65 per share; 2010	15,000	15	9,735	-	9,750
Exercise of warrants; 2010	70,000	70	(70)	-	-
Stock-based compensation; 2010	-	-	445,471	-	445,471
Net loss for the period from November 24 2004 (date of inception) through December 31, 2010	-	-	-	(4,672,335)	(4,672,335)
Balance, December 31, 2010	8,188,251	8,188	3,578,344	(4,672,335)	(1,085,803)
Common stock issued for cash at $0.65 per share	10,000	10	6,490	-	6,500
Common stock issued for cash at $0.50 per share	507,930	508	253,457	-	253,965
Common stock issued for cash and a $60,000 receivable from a shareholder, at $0.30 per share	950,002	950	288,050	-	289,000
Common stock issued for extension of notes payable at $0.50 per share	50,000	50	24,950	-	25,000
Stock-based compensation	715,535	715	292,606	-	293,321
Net loss for the year	-	-	-	(1,155,253)	(1,155,253)
Balance, December 31, 2011	10,421,718	10,421	4,443,897	(5,827,588)	(1,373,270)
Stock-based compensation	703,000	703	241,865	-	242,568
Fair value of warrants issued for extension of notes payable	-	-	25,757	-	25,757
Common stock issued for conversion of notes	323,493	324	258,471	-	258,795
Common stock issued for services at $0.80 per share	4,464	4	3,567	-	3,571
Net loss for the year	-	-	-	(1,525,683)	(1,525,683)
Balance, December 31, 2012	11,452,675	$11,452	$4,973,557	$(7,353,271)	$(2,368,262)

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended		For the Period from November 22, 2004 (Date of Inception) through
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(1,525,683)	$(1,155,253)	$(7,353,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,958	-	1,958
Gain on extinguishment of debt	-	-	(17,201)
Stock-based compensation	271,895	293,321	1,796,522
Accretion of debt discount	16,636	8,968	88,239
Interest accrued on convertible notes payable	10,588	-	10,588
Change in assets and liabilities:
Accounts receivable	60,000	108,346	60,000
Accounts payable	100,642	(7,732)	190,110
Related-party payable	(12,007)	8,307	-
Accrued liabilities	208,725	244,454	812,159
Net cash used in operating activities	(867,246)	(499,589)	(4,410,896)

Cash flows from investing activities:
Purchase of office equipment	(15,286)	-	(15,286)
Net cash used in investing activities	(15,286)	-	(15,286)

Cash flows from financing activities:
Issuance of common stock	-	489,465	2,373,058
Checks written in excess of bank balance	(3,592)	3,592	-
Proceeds from issuance of related-party notes payable and long-term debt	889,000	-	2,081,000
Principal payments on related-party notes payable and long-term debt	-	-	(25,000)
Net cash provided by financing activities	885,408	493,057	4,429,058

Net increase (decrease) in cash	2,876	(6,532)	2,876
Cash at beginning of period	-	6,532	-
Cash at end of period	$2,876	$-	$2,876

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Accrued interest converted to note payable	$132,387	$91,931
Common stock and warrants issued for extension of debt	$-	$25,000
Long-term debt converted to common stock	$258,796	$-
Common stock issued for a receivable from shareholder	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

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

Development Stage – For the period from November 22, 2004 (date of inception) to December 31, 2012, the Company has not generated significant revenues from operations and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations, has incurred substantial and recurring losses from operations and has used cash in its operating activities. Additionally, the Company had minimal cash, had negative working capital, and had a stockholders’ deficit as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Office Equipment – Office Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years. Depreciation expense for the years ended December 31, 2012 and 2011 was $1,958 and $0, respectively.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement.

Research and Development – The Company expenses research and development costs as incurred.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of December 31, 2012 and 2011, there were unvested common stock awards outstanding, issued as compensation to officers and directors of the Company, and common stock warrants issued as compensation to consultants.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company establishes valuation allowances to reduce its net deferred income tax assets to their realizable values based on whether it is more likely than not that such net deferred income tax assets will be realized.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. Common share equivalents consist of shares issuable upon the exercise of common stock warrants. As of December 31, 2012 and 2011, there were 566,337 and 416,337 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2012	2011
Accrued interest	$177,287	$125,590
Payroll and payroll taxes	53,192	62,347
Total	$230,479	$187,937

Note 3 – Related-Party Notes Payable

In 2008, the Company issued notes payable for $100,000, $75,000 and $25,000 to a relative of an officer of the Company. The original maturity dates of the notes were September 4, 2010, January 12, 2011 and April 16, 2011, respectively, and the notes bear interest at 15% per annum. The notes were issued with a guaranteed origination fee of 20% of the face value of the notes, payable in warrants to purchase common stock. The Company recorded a $40,000 liability for the loan origination fees and an equal amount as a discount on the notes payable and amortized the discount over the term of the notes. During 2009, the Company issued warrants to purchase 20,000 shares, 15,000 shares and 5,000 shares at $0.01 per share in exchange for $20,000, $15,000, and $5,000 of the loan origination liabilities, respectively. The Company recognized a gain of $19,570 on the issuance of the warrants to extinguish the $40,000 loan origination liability based on the difference between the liability and the $20,430 grant-date fair value of the warrants issued.

During 2009, the Company issued the note holder 30,000 warrants to extend the maturity of the notes. The fair value of the warrants issued on extension was calculated to be $14,762, which was recognized as interest expense over the new life of the notes. During 2010 the Company borrowed an additional $65,000 with a January 25, 2011 maturity date at 15% from the same related party and issued 15,000 shares of common stock with a grant date fair value of $9,750. The Company recognized the relative fair value of the stock of $8,478 as a discount on the note payable and recognized the discount over the life of the note. These notes are secured by all of the assets of the Company.

On June 1, 2010, the Company authorized the conversion of $137,305 of notes payable and related accrued interest owed to a member of the board of directors into 274,611 shares of common stock and warrants to purchase 54,922 shares of common stock. The warrants are exercisable at $0.45 per share through June 1, 2020. The Company recognized the common stock and the warrants issued at their fair values on the date issued, which totaled $138,623. As a result, the Company recorded a loss on extinguishment of the debt of $1,318 during the year ended December 31, 2010.

On November 19, 2010, $700,000 of demand notes payable to a director were consolidated into one note. The note bears interest at 11.07% per annum and is unsecured. Principal and accrued interest are payable in four quarterly payments beginning August 19, 2012, with the final payment due May 19, 2013. On November 19, 2010, accrued interest on the notes payable to the director of $99,970 was converted into a note payable. The note bears interest at 11.07%, is unsecured and principal and accrued interest are due on May 18, 2012. Accrued interest on the promissory notes payable to the director at December 31, 2011 was $98,747. On May 1, 2012, these notes were renegotiated.  The principle balances of $799,970 and accrued interest of $128,347 were consolidated into one note. This new note matures on April 30, 2015 and bears interest at 11.10%. As of December 31, 2012, the principle balance on the note was $929,536 and accrued interest was $68,974.

On June 30, 2011, the Company consolidated the notes payable and accrued interest payable into two notes with principal balances of $265,000 and $91,932, respectively. As consideration for the extension the Company issued 50,000 shares of its common stock. The Company recognized the grant date fair value of $25,000 as a discount on the note payable and is amortizing the discount over the term of the note. The Company recognized $16,636 and $8,364 of amortization on the note payable during the years ended December 31, 2012 and 2011, respectively. The consolidated notes bear interest at 15% per annum and matured on December 31, 2012. Accrued interest on these notes totaled $80,529 and $26,843 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company was in default of this note.  The Company is currently in negotiations with the note holder for an extension.

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

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the conversion of notes payable to related parties was determined using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement dates of $0.50 per share; expected term of 5 years; expected volatility of 96.5%; and risk-free interest rate of 2.09% to 2.60%.

During February through April 2012, the Company issued notes to related parties in the amount of $125,000.  These notes bear interest at 8% and mature in 36 months.  On June 30, 2012, these notes were all renegotiated and changed to convertible notes with accrued interest consolidated into the notes in the amount of $2,827.  The Company has recognized interest expense of $7,982 for the year ended December 31, 2012.  Accrued interest on these notes totaled $5,155 as of December 31, 2012.

In October 2012, the Company received $25,000 from a related party.  The Company has temporarily recorded this as a note payable.  However, the Company and the related party are negotiating whether this will be treated as a convertible note payable or as a stock transaction.  No interest expense has been recorded for this note as the terms have not been determined.

Note 4 – Notes Payable

In March 2012, the Company issued two notes payable to unrelated parties in the amount of $60,000.  The notes bear interest at 8% and matured 15-18 months.  The Company recognized interest expense of $3,865 in the year ended December 31, 2012.  Accrued interest on these notes totaled $3,865 as of December 31, 2012.

From May through November 2012, the Company issued notes payable to unrelated parties in the amount of $679,000.  These notes bear interest at 8% and have a maturity of 36 months.  The Company recognized interest expense of $23,599 in the year ended December 31, 2012.  Three notes in the amount of $225,000 and accrued interest of $4,570 were converted into common stock during the year ended December 31, 2012. Accrued interest on these notes totaled $19,029 as of December 31, 2012.

Notes payable (including related party notes payable) consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Unsecured notes payable to a director	$-	$929,536	$449,970	$350,000
Unsecured notes payable to a related party, net of unamortized discount of $16,636, and $604, respectively	356,931	-	340,296	-
Unsecured notes payable, related party	-	152,822	-	-
Unsecured notes payable	70,588	454,000	-	-
Total Notes Payable	$427,519	$1,536,358	$790,266	$350,000

Annual future maturities of related-party notes payable at December 31, 2012 are as follows:

Years Ending:
2013	$427,519
2014	-
2015	1,536,358
Total	$1,963,877

Note 5 – Stockholders’ Deficit

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2012, the board of directors has not established a series of preferred stock and there are no shares of preferred stock outstanding.

The Company has authorized 20,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2012 and 2011, there were 11,452,675 and 10,421,718 shares of common stock issued and outstanding, respectively.

During the years ended December 31, 2012 and 2011, the Company issued 703,000 and 715,535 shares, respectively, to employees, directors, and contractors as compensation for current and future services.

At December 31, 2011, the Company had a $60,000 receivable from a shareholder from the issuance of common stock. The receivable was collected in January 2012.

In November 2012, the Company issued 292,243 shares of common stock for the conversion of debt and accrued interest in the amount of $204,570.

In December 2012, the Company issued 35,714 shares of common stock for the conversion of debt and accrued interest in the amount of $25,000 and as a grant for services to the Company in the amount of $3,571 that was recorded as stock based compensation.

The Company issued non-vested common stock to various employees and directors for future compensation. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements.

A summary of the status of the Company’s non-vested shares as of December 31, 2012 and 2011, and changes during the years then ended, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	205,000	$0.46
Granted	130,000	0.30
Vested	(75,000)	0.50
Forfeited	-	-
Non-vested at December 31, 2011	260,000	0.37
Granted	-	-
Vested	(130,000)	0.43
Forfeited	-	-
Non-vested at December 31, 2012	130,000	$0.30

As of December 31, 2012 and 2011, there was $16,000 and $42,667, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 0.91 years and 1.2 years, respectively. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $26,668 and $37,500, respectively.

During the years ended December 31, 2012 and 2011, compensation expense related to share-based payments to employees, directors and contractors totaled $271,895 and $293,321, respectively. The grant date fair value of all shares awarded during the years ended December 31, 2012 and 2011 was between $0.43 and $0.65 per share as determined by management and the board of directors based on historic sales of the Company’s common stock during the period.

During the period November 22, 2004 (date of inception) to December 31, 2012, compensation expense related to share-based payments to employees, directors and contractors totaled $1,796,522 and is recorded as either research and development expense or general and administrative expense.

Note 6 – Warrants

The Company issues warrants to purchase its common stock for payment of consulting services and as incentives to investors. The fair value of each issuance was estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant. Forfeitures are estimated based on historical experience rates.

For the year ended December 31, 2011, the Company issued warrants to purchase 25,000 shares of common stock in connection with the issuance of 100,000 shares of common stock for cash consideration of $50,000. The warrants issued had an exercise price of $0.45 per share with a 10 year expiration and immediate vesting. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.50; expected term of 5 years; expected volatility of 97%; and risk-free interest rate of 1.35% to 1.96%. The total fair value of the warrants issued was calculated at $9,320.

For the year ended December 31, 2012, the Company issued warrants to purchase 150,000 shares of common stock in connection with the extension of a note payable. The warrants issued had an exercise price of $0.80 per share with a 10 year expiration and immediate vesting. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.30; expected term of 5 years; expected volatility of 97%; and risk-free interest rate of 0.64%. The total fair value of the warrants issued was calculated at $25,757. A summary of warrant activity for the fiscal years ended December 31, 2012 and 2011 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	391,337	$0.45
Granted	25,000	0.45
Exercised	-	-
Outstanding as of December 31, 2011	416,337	0.45
Granted	150,000	0.80
Outstanding as of December 31, 2012	566,337	$0.54	7.61	$160,207
Exercisable as of December 31, 2012	566,337	$0.54	7.61	$160,207

The year-end intrinsic values are based on a December 31, 2012 closing price of $0.80 per share.

Note 7 – Income Taxes

As of December 31, 2012, the Company had a net operating loss carry-forward of approximately $7,332,500. This carry-forward is available to offset future taxable income, if any, and begins to expire in 2024. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be impacted by ownership changes as set forth in Internal Revenue Code Section 382. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

As of December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s tax returns are subject to examination for the years ended December 31, 2010 through 2012. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes is as follows:

	2012	2011
Federal income tax benefit at statutory rate	$(518,732)	$(392,787)
State income tax benefit, net of federal effect	(50,348)	(38,123)
Other	1,250	8,401
Change in valuation allowance	567,830	422,509
Total provision for income taxes	$-	$-

Net deferred income tax assets are comprised of the following as of December 31 is as follows:

	2012	2011
Net operating loss carry-forward	$2,002,042	$1,554,912
Accrued liabilities	276,954	156,254
Valuation allowance	(2,278,996)	(1,711,166)
Net deferred income tax assets	$-	$-

Note 8 – Related Party Transactions

As of December 31, 2012 and 2011, the Company had notes payable to a director of the Company totaling $929,536 and $799,970, respectively (see Note 3). The Company recognized interest expense related to these notes totaling $98,574 and $88,556 during the years ended December 31, 2012 and 2011, respectively. As of May 1, 2012, these notes were renegotiated and consolidated into one note.  The accrued interest of $128,347 was included in the new principle balance of the note.  As of December 31, 2012 and 2011, accrued interest associated with these notes totaled $68,974 and $98,747, respectively.

As of December 31, 2012, the Company had notes payable to a relative of an officer of the Company totaling $265,000 and $91,931 (see Note 3). The Company recognized interest expense on the notes of $53,686 and $46,555 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, accrued interest on the notes totaled $80,529 and $26,845, respectively.

During February through April 2012, the Company issued notes to related parties in the amount of $125,000.  These notes bear interest at 8% and mature in 36 months.  On June 30, 2012, these notes were all renegotiated and changed to convertible notes with accrued interest consolidated into the notes in the amount of $2,827.  The Company has recognized interest expense of $7,982 for the year ended December 31, 2012.  Accrued interest on these notes totaled $5,155 as of December 31, 2012.

In October 2012, the Company received $25,000 from a related party.  The Company has temporarily recorded this as a note payable.  However, the Company and the related party are negotiating whether this will be treated as a convertible note payable or as a stock transaction.  No interest expense has been recorded for this note as the terms have not been determined.

Note 9 – Commitments and Contingencies

License Agreement – The Company has a license agreement with common stockholders. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company has agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.

Employment Contracts – The Company has an employment contract with its chief executive officer that provides for an annual salary totaling $225,000 and a bonus of up to 50% of base salary, contingent on the Company’s results of operations and the chief executive officer’s performance, as determined by the Board of Directors. The employment contract also has customary provisions for other benefits and includes non-competition and non-solicitation clauses. This employment contract provides for severance pay equal to one year’s base salary in the event of termination without cause as defined in the agreement. The employment contract expired January 13, 2013.

Insurance Coverage – The Company does not maintain a business risk insurance policy.

Note 10 – Subsequent Events

On January 22, 2013, a note holder elected to convert its note payable and accrued interest totaling $51,907.  The conversion price was $0.80 per share and converted into 64,884 shares of common stock.

On January 22, 2013, a second note holder elected to convert its note payable and accrued interest totaling $51,907.  The conversion price was $0.80 per share and converted into 64,884 shares of common stock.

On July 12, 2013, the Company issued 200,000 shares of common stock for cash in the amount of $100,000, or at $0.50 per share.