Form 10-Q
period 2013-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2013-10-17
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 1, 2013 was 14,209,229.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current Assets
Cash	$6,294	$2,876
Total Current Assets	6,294	2,876
Office Equipment
Computer equipment	11,486	11,486
Office furniture	3,800	3,800
	15,286	15,286
Less: Accumulated depreciation	(3,232)	(1,958)
Net Office Equipment	12,054	13,328
Total Assets	$18,348	$16,204

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$228,788	$190,110
Accrued liabilities	278,912	230,479
Related-party notes payable, current portion	481,932	381,931
Convertible notes payable, current portion	70,588	70,588
Total Current Liabilities	1,060,220	873,108
Long-Term Liabilities
Related-party notes payable, net of current portion	929,536	929,536
Convertible related-party notes payable	127,822	127,822
Convertible notes payable, net of current portion	354,000	454,000
Total Long-Term Liabilities	1,411,358	1,511,358
Total Liabilities	2,471,578	2,384,466
Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued
	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,651,193 shares and 11,452,675 shares outstanding, respectively
	11,625	11,452
Additional paid-in capital	5,136,343	4,973,557
Deficit accumulated during the development stage	(7,601,198)	(7,353,271)
Total Stockholders' Deficit	(2,453,230)	(2,368,262)
Total Liabilities and Stockholders' Deficit	$18,348	$16,204

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
			For the Period from
			November 22, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		Through
	2013	2012	March 31, 2013
Licensing Income	$-	$-	$100,000
Expenses
Research and development expense	17,273	143,280	5,204,065
General and administrative expense	180,526	74,819	1,853,770
Total Expenses	197,799	218,099	7,057,835
Loss from Operations	(197,799)	(218,099)	(6,957,835)
Other Income (Expense)
U.S. government grant income	-	-	249,479
Gain on extinguishment of debt, net	-	-	17,201
Interest expense	(50,128)	(51,205)	(910,043)
Net Other Expense	(50,128)	(51,205)	(643,363)
Net Loss	$(247,927)	$(269,304)	$(7,601,198)
Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted-average shares outstanding	11,614,481	10,421,718

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
			November 22, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		Through
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(247,927)	$(269,304)	$(7,601,198)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,274	-	3,232
Gain on extinguishment of debt	-	-	(17,201)
Stock-based compensation	4,875	8,279	1,801,397
Amortization of debt discount	-	4,136	88,239
Change in assets and liabilities:
Accounts payable	38,678	1,767	228,788
Accrued liabilities	52,018	67,774	874,765
Net cash used in operating activities	(151,082)	(187,348)	(4,621,978)
Cash flows from investing activities:
Purchase of office equipment	-	-	(15,286)
Net cash used in investing activities	-	-	(15,286)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	54,500	60,000	2,487,558
Proceeds from issuance of convertible notes payable	-	60,000	739,000
Checks written in excess of bank balance	-	(3,592)	-
Related-party payable	-	(12,007)	-
Proceeds from issuance of related-party notes payable	100,000	85,000	1,442,000
Principal payments on related-party notes payable	-	-	(25,000)
Net cash provided by financing activities	154,500	189,401	4,643,558

Net increase in cash	3,418	2,053	6,294
Cash at beginning of period	2,876	-	-
Cash at end of period	$6,294	$2,053	$6,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Notes payable and accrued interest converted to common stock
	$103,584	$-

The accompanying notes are an integral part of these consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company is in the development stage and its activities to date have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing. During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

On September 10, 2012, the Fresh Medical Laboratories, Inc. filed an application to do business as ProLung.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 may not be indicative of the results to be expected for the year ending December 31, 2013.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. However, there can be no assurance the Company will be successful in these efforts.

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

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.

At March 31, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. At March 31, 2013, there were 576,650 warrants outstanding, 42,500 non-vested shares, $127,822 of related-party convertible notes payable and $424,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive. At March 31, 2012, there were 566,337 warrants outstanding, 160,000 non-vested shares and $70,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accrued interest	$223,757	$177,287
Payroll and related liabilities	55,155	53,192
	$278,912	$230,479

Note 3 – Related-Party Notes Payable

As of December 31, 2012 and March 31, 2013, the Company was obligated under the terms of a promissory note payable to a member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. Interest expense for the 3-months ended March 31, 2013 and 2012 was $25,441 and $22,079, respectively.

At December 31, 2012 and March 31, 2013, the Company was obligated under the terms of promissory notes payable to a related party in the amount of $356,932. The notes are secured by all the assets of the Company, were due on December 31, 2012, bear interest at 15% per annum and are in default.  Interest expense for the 3-months ended March 31, 2013 and 2012 was $13,202 and $13,348, respectively.

From October 2012 through March 2013, the Company received advances from a member of its board of directors in the amount of $125,000. The terms of the advances have not been established including the interest rate, the security or the conversion terms.  Interest expense for the 3-months ended March 31, 2013 and 2012 was $0 and $0, respectively.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three related parties. The notes are due February through April 2015, bear interest at 8% per annum and are unsecured. The notes are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. Interest expense for the 3-months ended March 31, 2013 and 2012 was $2,521 and $0, respectively.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes payable to related parties are summarized as follows:

	March 31,	December 31,
	2013	2012
Related-Party Note Payable
Note payable to a director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536
Notes payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due December 31, 2012; in default	356,932	356,931
Advances payable to a director; terms have not been established	125,000	25,000
Total Related-Party Notes Payable	1,411,468	1,311,467
Less: Current portion	481,932	381,931
Long-Term Related-Party Notes Payable	$929,536	$929,536
Long-Term Convertible Related-Party Notes Payable
Convertible notes payable to related parties; unsecured; due February through April 2015;interest at 8%	$127,822	$127,822

Note 4 – Convertible Notes Payable

In March 2012, the Company issued two notes payable to unrelated parties totaling $70,588. The notes bear interest at 8%, are unsecured, matured on October 1, 2013 and are in default. The notes are convertible into common stock at 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

From May through August 2012, the Company issued notes payable to unrelated parties in the amount of $454,000. These notes bear interest at 8%, are unsecured and mature from June through August 2015. In January 2013, $100,000 of the notes payable and related accrued interest was converted into common stock. The remaining $354,000 of notes payable are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

Convertible notes payable are summarized as follows:

	March 31,	December 31,
	2013	2012

Convertible notes payable; unsecured; interest at 8% per annum; due October 1, 2013; in default	$70,588	$70,588
Convertible notes payable; unsecured; interest at 8% per annum; due June through August 2015	354,000	454,000
Total Convertible Notes Payable	424,588	524,588
Less: Current portion	70,588	70,588
Long-Term Convertible Notes Payable	$354,000	$454,000

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. The board of directors has not established any series of preferred stock and therefore there were no shares of preferred stock outstanding at March 31, 2013. The shareholders of the Company have authorized 20,000,000 shares of common stock, par value $.001 per share.

In January 2013, the Company issued 68,750 shares of its common stock and warrants for the purchase of 10,313 shares of common stock to third parties in exchange for $54,500 of cash. The warrants are exercisable at $0.80 per share for a period of ten years. In January 2013, the Company issued 129,768 shares of its common stock upon conversion of $100,000 of convertible notes payable and $3,584 of accrued interest, which conversion was at approximately $0.80 per share and was under the original terms of the convertible notes payable.

Prior to 2013, the Company issued non-vested common stock to various directors and employees as compensation for services. The Company valued the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements. A summary of the status of the Company’s non-vested shares as of March 31, 2013, and changes during the three months then ended, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	130,000	$0.30
Vested	87,500	$0.30
Non-vested at March 31, 2013	42,500	$0.30

As of March 31, 2013, there was $11,125 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 0.66 years. There were 87,500 shares that vested during the three months ended March 31, 2013.

During the three months ended March 31, 2013 and 2012, stock-based compensation expense related to share-based payments to employees, directors and contractors totaled $4,875 and $8,279, respectively, and was included in general and administrative expense.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services and to investors for cash. The fair value of warrants issued for consulting services was estimated on the date of grant using the Black-Scholes option pricing model and recognized as consulting expense at that date, which was the date the warrants were first exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests, which is usually the issue date, and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant. A summary of warrants outstanding as of December 31, 2012 and March 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	566,337	$0.45	7.36
Granted	10,313	$0.80	9.80
Outstanding as of March 31, 2013	576,650	$0.55	7.41	$160,207
Exercisable as of March 31, 2013	576,650	$0.55	7.41	$160,207

The period-end intrinsic value is based on a March 31, 2013 estimated fair value of the Company’s common stock of $0.80 per share, which was determined by the last price that the Company issued shares for cash, which was in January 2013.

Note 7 – Subsequent Events

The Company has evaluated all events and transactions that occurred subsequent to March 31, 2013, through the date these financial statements were issued. In April and May 2013, the Company issued 62,500 shares of common stock for conversion of convertible notes payable and accrued interest totaling $53,222, or approximately $0.85 per share, under the original terms of the convertible notes payable. In May 2013, the Company issued 31,250 shares of common stock at $0.80 per share for cash totaling $25,000. From May through August 2013, the Company issued 625,000 shares of common stock at $0.50 per share for cash totaling $312,500.  On August 1, 2013, the Company issued 1,839,286 shares of common stock as compensation for service to directors and officers.  These shares were valued at $919,643, or $0.50 per share, based on the price common stock was issued to third parties for cash. In October 2013, the Company modified the price of the May 2013 issuance of common stock for cash from $0.80 per share to $0.50 per share, and as a result, the Company issued the investor an additional 18,750 shares of common stock, and the conversion price for $26,728 of notes payable and accrued interest converted into common stock in May 2013 was reduced from $0.85 per share to $0.50 per share, resulting in the issuance of 22,206 additional shares of common stock.

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

On October 11, 2012, Fresh Medical Laboratories, Inc. determined to do business under the name “ProLung” in the United States. Accordingly, in this filing, Fresh Medical Laboratories, Inc. and its consolidated subsidiaries may be referred to as “ProLung”, in addition to as the “Company” versions of “we” or “us”.  We have filed an application for the registration of ProLung™ as a trademark.  Any other trademarks and service marks used in this Report are the property of their respective holders.

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

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2012 or the Three Months ended March 31, 2013.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of March 31, 2013 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors. There were, however, unvested common stock awards outstanding (see Note 5) issued to officers and directors of the Company.

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

At March 31, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Emerging Growth Company – We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we have not delayed the adoption of any accounting standards, we may choose to take advantage of the extended transition period for complying with new or revised accounting standards in the future.

Plan of Operation

The Company plans to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company will need to fund expansion by raising capital over the next two (2) years. The amount of capital required could change based on the opportunities available to us and the ability to expand our markets.

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing. During the period from inception (November 22, 2004) to March 31, 2013, Fresh Medical Laboratories, Inc. recognized licensing income of $100,000 and incurred operating expenses totaling $7,057,835. The Company did not generate any revenue prior to 2010.

For the Three Months ended March 31, 2013, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing.

Three months ended March 31, 2013 compared to Three months ended March 31, 2012

During the three months ended March 31, 2013 the Company incurred operating expenses totaling $197,799, a decrease of $20,300 when compared to the three months ending March 31, 2012 amount of $218,099. The decrease is primarily a result of an increase in general and administrative expenses of approximately $106,000 and a decrease in research and development expense of approximately $126,000. General and administrative expenses for the three months ended March 31, 2013 increased to $180,526 from $74,819 for the three months ended March 31, 2012 primarily due to an increase in payroll expense and professional fees for the three months ended March 31, 2013 of approximately $112,000 and $53,000, respectively. Research and development expenses for the three months ended March 31, 2013 decreased to $17,273 when compared to $143,280 for the three months ended March 31, 2012, primarily due to a decrease in payroll expenses related to research and development activities and professional fees related to research and development. The Company did not generate any revenue during either of the three month periods ended March 31, 2013 or 2012.

Liquidity and Capital Resources

The Company’s principal liquidity from inception ((November 22, 2004) to March 31, 2013, came from the issuance of equity interests and debt financing. The Company issued 11,651,193 common shares for $2,427,558 of proceeds. The Company received $1,442,000  from the issuance of notes payable to related parties with interest rates between 6.5 and 15 percent and received $739,000 from the issuance of convertible notes payable. During the three months ended March 31, 2013, the Company used $151,082 to fund operations compared to $187,348 during three months ended March 31, 2012. The Company received proceeds of $54,500 during the three months ended March 31, 2013 in connection with a private offering of the Company’s common stock.  During the three months ended March 31, 2013, the Company received $100,000 of advances from a related party.

As discussed above, the Company anticipates incurring significant expenditures during the remainder of 2013 and to pursue its planned business operations including additional research and development of products and technology. The Company’s ability to execute on these plans is dependent on its ability to generate additional investment proceeds. In the event that the Company is unable to raise the necessary funds, it would have to modify its current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

As noted, the past operating expenses and cash needs are not indicative of our current operations which require substantially more cash to operate. At this time, the Company is dependent on outside funding to support its operations and anticipates it will need outside funding for at least the next twelve to twenty four months to support its business model. If the Company is unable to obtain continued outside funding, its operations would be severely impacted and it may not be possible to remain in business. Given current operations, traditional debt financing is not likely and the Company will have to continue to rely on equity or debt investments from outside non-banking sources.

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

The Company does not expect to be cash flow positive unless new, additional international markets present opportunity for additional investments.  The Company intends to continue to raise capital through debt and equity financing.

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

Contractual Obligations

As of December 31, 2012 and June 30, 2013, the Company was obligated under the terms of a promissory note payable to a member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. Interest expense for the six months ended June 30, 2013 and 2012 was $51,165 and $46,789, respectively.

At December 31, 2012 and June 30, 2013, the Company was obligated under the terms of promissory notes payable to a related party in the amount of $356,932. The notes are secured by all the assets of the Company, were due on December 31, 2012, bear interest at 15% per annum and are in default.  Interest expense for the six months ended June 30, 2013 and 2012 was $26,550 and $26,770, respectively.

From October 2012 through June 2013, the Company received advances from a member of its board of directors in the amount of $175,000. The terms of the advances have not been established including the interest rate, the security or the conversion terms.   Interest expense for the six months ended June 30, 2013 and 2012 was $0 and $0, respectively.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three related parties. The notes are due February through April 2015, bear interest at 8% per annum and are unsecured. The notes are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. Interest expense for the six months ended June 30, 2013 and 2012 was $5,070 and $0, respectively.

As of March 31, 2013, the Company had cash and cash equivalents of $6,294, and a working capital deficit of $1,060,220, as compared to cash and cash equivalents of $2,876, and a working capital deficit of $870,232, as of December 31, 2012.

The initial focus of the Company was to develop, market, and sell noninvasive diagnostic devices for life threatening diseases. Clinical studies demonstrated the utility of the device to evaluate risk of lung cancer in patients with lung masses suspicious for cancer and potentially improve the accuracy of pre-surgical staging and diagnosis of lung cancer. The Company now plans to enter the market through direct (U.S.) and indirect channels (international) for the marketing and sale of its BSP and CB Test Kit. The initial step in the U.S. requires the expenditure of an estimated $1.3 to $1.5 million, over a period of eight to twelve months, to achieve U.S. FDA 510(k) de novo regulatory clearance, as well as the completion of the placement of an estimated 22 investigational BSP devices at hospitals. The completion of this initial step is projected to allow the Company to achieve the first sale of its product in the U.S. If the Company’s U.S. FDA 510 (k) de novo petition is granted, it plans to convert hospitals with investigational placements of its diagnostic to commercial installations selling its CB Test. The financing required to execute these steps and to fund the Company’s other operations will be approximately $2.0 million over the next twelve months of operation.

In March 2012, the Company issued two notes payable to unrelated parties totaling $70,588. The notes bear interest at 8%, are unsecured, matured on October 1, 2013 and are in default. The notes are convertible into common stock at 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

From May 2012 through May 2013, the Company issued notes payable to unrelated parties in the amount of $459,000. These notes bear interest at 8%, are unsecured and mature from June through August 2015. In January 2013, $100,000 of the notes payable and related accrued interest was converted into common stock. In June an additional $50,000 of notes payable and related accrued interest was converted into common stock.  The remaining $309,000 of notes payable are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The determination that the controls were not effective is based upon the fact that the Company is filing this Report after its due date. Management believes that such controls will become effective at such time as the Company has sufficient capital to fund its operations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2013, the Company issued 68,750 shares of its common stock for cash. The shares were valued at $0.80 per share or $54,500.

In January 2013, the Company issued 129,768 shares of its common stock for conversion of convertible notes and accrued interest totaling $103,584.

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Date: October 17, 2013

By: /s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: October 17, 2013