Form 10-Q
period 2013-06-30
FRESH MEDICAL LABORATORIES, INC.
filed 2013-10-17
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

	Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets, June 30, 2013 and December 31, 2012 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through June 30, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through June 30, 2013 (Unaudited)	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14

	Part II – Other Information
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	15

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets
Cash	$105,184	$2,876
Total Current Assets	105,184	2,876
Office Equipment
Computer equipment	11,486	11,486
Office furniture	3,800	3,800
	15,286	15,286
Accumulated depreciation	(4,506)	(1,958)
Net Office Equipment	10,780	13,328
Total Assets	$115,964	$16,204

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$201,507	$190,110
Accrued liabilities	318,536	230,479
Related-party notes payable, current portion	531,932	381,931
Convertible notes payable, current portion	70,588	70,588
Total Current Liabilities	1,122,563	873,108
Long-Term Liabilities
Related-party notes payable, net of current portion	929,536	929,536
Convertible related-party notes payable	127,822	127,822
Convertible notes payable, net of current portion	309,000	454,000
Total Long-Term Liabilities	1,366,358	1,511,358
Total Liabilities	2,488,921	2,384,466
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued
	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,994,943 shares and 11,452,675 shares outstanding, respectively
	11,993	11,452
Additional paid-in capital	5,343,820	4,973,557
Deficit accumulated during the development stage	(7,728,770)	(7,353,271)
Total Stockholders' Deficit	(2,372,957)	(2,368,262)
Total Liabilities and Stockholders' Deficit	$115,964	$16,204

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the Period from
	For the Three Months Ended		For the Six Months Ended		November 22, 2004 (Date of Inception)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013
Licensing income	$110,000	$-	$110,000	$-	$210,000
Expenses
Research and development expense	35,757	210,658	53,030	353,940	5,239,822
General and administrative expense	151,891	25,554	332,417	100,372	2,005,661
Total Expenses	187,648	236,212	385,447	454,312	7,245,483
Loss from Operations	(77,648)	(236,212)	(275,447)	(454,312)	(7,035,483)
Other Income (Expense)
U.S. government grant income	-	-	-	-	249,479
Gain on extinguishment of debt, net	-	-	-	-	17,201
Interest expense	(49,924)	(48,161)	(100,052)	(99,366)	(959,967)
Net other income (expenses)	(49,924)	(48,161)	(100,052)	(99,366)	(693,287)
Net loss	$(127,572)	$(284,373)	$(375,499)	$(553,678)	$(7,728,770)
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)
Weighted-average common shares outstanding
	11,704,387	10,421,862	11,659,638	10,421,790

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
			November 22, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		Through
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(375,499)	$(553,678)	$(7,728,770)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,548	-	4,506
Gain on extinguishment of debt	-	-	(17,201)
Stock-based compensation	9,750	18,667	1,806,272
Amortization of debt discount	-	8,272	88,239
Change in assets and liabilities:
Accounts payable	11,397	(41,693)	201,507
Accrued liabilities	94,612	127,068	917,359
Net cash used in operating activities	(257,192)	(441,364)	(4,728,088)

Cash flows from investing activities:
Purchase of office equipment	-	-	(15,286)
Net cash used in investing activities	-	-	(15,286)

Cash flows from financing activities:
Issuance of common stock	204,500	60,000	2,637,558
Proceeds from issuance of convertible notes	5,000	265,000	744,000
Checks written in excess of bank balance	-	(3,592)	-
Related-party payable	-	27,993	-
Proceeds from issuance of related-party notes payable	150,000	125,000	1,492,000
Principal payments on related-party notes payable	-	-	(25,000)
Net cash provided by financing activities	359,500	474,401	4,848,558

Net increase (decrease) in cash	102,308	33,037	105,184
Cash at beginning of period	2,876	-	-
Cash at end of period	$105,184	$33,037	$105,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Notes payable and accrued interest converted to common stock	$156,554	$-

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

On September 10, 2012, the Fresh Medical Laboratories, Inc. filed an application to do business as ProLung.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The results of operations for the six months ended June 30, 2013 may not be indicative of the results to be expected for the year ending December 31, 2013.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period.  The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. At June 30, 2013, there were 576,650 warrants outstanding, 24,548 non-vested shares, $127,822of related-party convertible notes payable and $379,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive. At June 30, 2012, there were 566,337 warrants outstanding, 160,000 non-vested shares, $127,822 of related-party convertible notes payable and $275,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012

Accrued interest	$270,672	$177,287
Payroll and related liabilities	47,864	53,192
	$318,536	$230,479

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

Notes payable to related parties are summarized as follows:

	June 30, 2013	December 31, 2012
Related-Party Note Payable
Note payable to a director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536
Notes payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due December 31, 2012; in default	356,932	356,932
Advances payable to a director; terms have not been established	175,000	25,000
Total Related-Party Notes Payable	1,461,468	1,311,462
Less: Current Portion	531,932	381,931
Long-Term Related-Party Notes Payable	$929,536	$929,536

Long-Term Convertible Related-Party Notes Payable
Convertible notes payable to related parties; unsecured; due February through April 2015; interest at 8%	$127,822	$127,822

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

From May 2012 through May 2013, the Company issued notes payable to unrelated parties in the amount of $459,000. These notes bear interest at 8%, are unsecured and mature from June through August 2015. In January 2013, $100,000 of the notes payable and related accrued interest were converted into common stock. In June an additional $50,000 of notes payable and related accrued interest were converted into common stock.  The remaining $309,000 of notes payable are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible notes payable are summarized as follows:

	June 30, 2013	December 31, 2012
Convertible Notes Payable
Convertible notes payable; unsecured; interest at 8% per annum; due October 1, 2013; in default	$70,588	$70,588
Convertible notes payable; unsecured; interest at 8% per annum; due June through August 2015	309,000	454,000
Total Convertible Notes Payable	379,588	524,588
Less: Current Portion	70,588	70,588
Long-Term Convertible Notes Payable	$309,000	$454,000

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of June 30, 2013, the board of directors had not established any series of preferred stock and therefore there were no shares of preferred stock outstanding. The shareholders of the Company have authorized 20,000,000 shares of common stock, par value $.001 per share.

In January 2013, the Company issued 68,750 shares of its common stock and warrants for the purchase of 10,313 shares of common stock to third parties in exchange for $54,500 of cash.  The warrants are exercisable at $0.80 per share for a period of ten years. During the six months ended June 30, 2013, the Company issued 192,268 shares of its common stock upon conversion of $150,000 of convertible notes payable and $6,806 of accrued interest, which conversion was at approximately $0.80 per share and was under the original terms of the convertible notes payable.

In May 2013, the Company issued 31,250 shares of its common stock for $25,000 of cash at $0.80 per share. During May and June 2013, the Company issued 250,000 shares of its common stock for $125,000 of cash at $0.50 per share.

In June 2013, the Company issued 200,000 shares of its common stock valued at $0.50 per share in exchange for $100,000 of cash.

During the six months ended June 30, 2013, the Company issued 192,268 shares of its common stock for conversion of convertible notes payable and accrued interest totaling $156,806, or approximately $0.80 per share, under the terms of the convertible notes payable.

Prior to 2013, the Company issued non-vested common stock to various directors and employees as compensation for services. The Company valued the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements. A summary of the status of the Company’s non-vested shares as of June 30, 2013, and changes during the six months then ended, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2012	130,000	$0.30
Vested	105,452	$0.30
Non-vested at June 30, 2013	24,548	$0.30

FRESH MEDICAL LABORATORIES, INC.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2013, there was $6,250 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted to directors and employees. That cost is expected to be recognized over a weighted-average period of 0.41 years. There were 105,452 shares that vested during the six months ended June 30, 2013.

During the six months ended June 30, 2013 and 2012, stock-based compensation expense related to share-based payments to employees, directors and contractors totaled $9,750 and $18,667, respectively, and was included in general and administrative expense.

Note 6 – Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services and to investors for cash. The fair value of warrants issued for consulting services was estimated on the date of grant using the Black-Scholes option pricing model and was recognized as consulting expense at that date, which was the date the warrants were first exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests, which is usually the issue date, and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

A summary of warrants outstanding as of December 31, 2012 and June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	566,337	$0.45	7.11	-
Granted	10,313	$0.80	9.50	-
Outstanding as of June 30, 2013	576,650	$0.55	7.16	$44,306
Exercisable as of June 30, 2013	576,650	$0.55	7.16	$44,306

The period-end intrinsic value is based on a June 30, 2013 estimated fair value of the Company’s common stock of $0.50 per share, which was determined by the last price that the Company issued shares for cash which was in June 2013.

Note 7 – Subsequent Events

The Company has evaluated all events and transactions that occurred subsequent to June 30, 2013, through the date these financial statements were issued.

From July through August 2013, the Company issued 375,000 shares of common stock at $0.50 per share for cash totaling $187,500.

On August 1, 2013, the Company issued 1,839,286 shares of common stock as compensation for services to directors and officers. These shares were valued at $919,643, or $0.50 per share, based on the price common stock was issued to third parties for cash.

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

On October 11, 2012, Fresh Medical Laboratories, Inc. determined to do business under the name “ProLung” in the United States.  Accordingly, in this filing, Fresh Medical Laboratories, Inc. and its consolidated subsidiaries may be referred to as “ProLung” in addition to as the “Company” and versions of “we” or “us”.  We have filed an application for the registration of ProLung™ as a trademark. Any other trademarks and service marks used in this Report are the property of their respective holders.

Management’s Discussion and Analysis

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend,” “will,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2012 and recorded revenue of $110,000 for the three and six months ended June 30, 2013.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of June 30, 2013 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors. There were, however, unvested common stock awards outstanding issued to officers and directors of the Company.

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

At June 30, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Plan of Operation

The Company plans to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company will need to fund expansion by raising capital over the next two (2) years. The amount of capital required could change based on the opportunities available to us and the ability to expand our markets. The Company does not believe that cash flows from operating activities will be sufficient to fund the Company’s expansion requirements.

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing. During the period from inception (November 22, 2004) to June 30, 2013, Fresh Medical Laboratories, Inc. recognized licensing income of $210,000 and incurred operating expenses totaling $7,245,483. The Company did not generate any revenue prior to 2010.

For the Six Months ended June 30, 2013, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing.

Three months ended June 30, 2013 compared to Three months ended June 30, 2012

During the three months ended June 30, 2013 the Company incurred operating expenses totaling $187,648, a decrease of $48,564 when compared to the three months ended June 30, 2012 amount of $236,212. The decrease is primarily a result of an increase in general and administrative expenses of approximately $126,000 and a decrease in research and development expense of approximately $175,000. General and administrative expenses for the three months ended June 30, 2013 increased to $151,891 from $25,554 for the three months ended June 30, 2012, primarily due to an increase in payroll expense and professional fees. Research and development expenses for the three months ended June 30, 2013 decreased to $35,757 when compared to $210,658 for the three months ended June 30, 2012, primarily due to a decrease in payroll expenses related to research and development activities and professional fees related to research and development. The Company generated $110,000 and $0 in revenue during the three month periods ended June 30, 2013 and 2012, respectively.

Six months ended June 30, 2013 compared to Six months ended June 30, 2012

During the six months ended June 30, 2013 the Company incurred operating expenses totaling $385,447, a decrease of $68,865 when compared to the six months ended June 30, 2012 amount of $454,312. The decrease is primarily a result of an increase in general and administrative expenses of approximately $232,000 and a decrease in research and development expense of approximately $301,000. General and administrative expenses for the six months ended June 30, 2013 increased to $332,417 from $100,372 for the six months ended June 30, 2012 primarily due to payroll expense and professional fees for the six months ended June 30, 2013 of approximately $214,000 and $100,000, respectively. Research and development expenses for the six months ended June 30, 2013 decreased to $53,030 when compared to $353,940 for the six months ended June 30, 2012, primarily due to a decrease in payroll expenses related to research and development activities of approximately $214,000, and professional fees related to research and development of approximately $103,000. The Company generated $110,000 and $0 in revenue during the six month periods ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company’s principal liquidity from inception (November 22, 2004) to June 30, 2013, came from the issuance of equity interests and debt financing. The Company issued 11,994,943 common shares for $2,637,558 of proceeds. The Company received $1,492,000 from the issuance of notes payable to related parties with interest rates between 6.5 and 15 percent and received $744,000 from the issuance of convertible notes payable. During the six months ended June 30, 2013, the Company used $257,192 to fund operations compared to $441,364 during the six months ended June 30, 2012. The Company received proceeds of $204,500 during the six months ended June 30, 2013 in connection with a private offering of the Company’s common stock.  During the six months ended June 30, 2013, the Company received proceeds of $150,000 and issued a note payable to a related party and $5,000 for a convertible note payable.

As of June 30, 2013, the Company had cash and cash equivalents of $105,184 and a working capital deficit of $1,017,379, as compared to cash and cash equivalents of $2,876 and a working capital deficit of $870,232, as of December 31, 2012.

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

As noted above, the Company anticipates incurring significant expenditures during the remainder of 2013 and to pursue its planned business operations including additional research and development of products and technology. The Company’s ability to execute on these plans is dependent, particularly related a request for marketing approval from the FDA. If the Company is unable to raise the necessary funds, it would have to modify its current business plans and may not be able to continue as a going concern. There are no commitments in place with third parties to provide capital to the Company.

Given current operations, traditional debt financing is not likely and the Company expects that it will have to continue to rely on private placements of equity or debt from non-banking sources for working capital.

Off Balance Sheet Arrangements

The Company has not had any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act“) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The determination that the controls were not effective is based upon the fact that the Company if filing this Report after its due date.  Management believes that such controls will become effective at such time as the Company has sufficient capital to fund its operations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2013, the Company issued 68,750 shares of its common stock valued at $0.80 per share and warrants for the purchase of 10,313 shares of common stock in exchange for $54,500 of cash. The warrants are exercisable at $0.80 per share for a period of ten years.

In May 2013, the Company issued 31,250 shares of its common stock valued at $0.80 in exchange for $25,000 of cash. Also in May 2013, the Company issued 50,000 shares of its common stock valued at $0.50 in exchange for $25,000 of cash.

In June 2013, the Company issued 200,000 shares of its common stock valued at $0.50 in exchange for $100,000 of cash.

During the six months ended June 30, 2013, the Company issued 192,268 shares of its common stock for conversion of convertible notes and accrued interest totaling $156,806.

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

By:/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: October 17, 2013