Form 10-Q
period 2013-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2013-12-09
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	. .	Accelerated filer	. .
Non-accelerated filer	. . (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on December 3, 2013 was 14,748,253.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

	Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets, September 30, 2013 and December 31, 2012 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through September 30, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through September 30, 2013 (Unaudited)	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14

	Part II – Other Information
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	15

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Current Assets
Cash	$51,277	$2,876
Total Current Assets	51,277	2,876
Office Equipment
Computer equipment	7,917	11,486
Office furniture	3,800	3,800
	11,717	15,286
Accumulated depreciation	(3,808)	(1,958)
Net Office Equipment	7,909	13,328
Total Assets	$59,186	$16,204

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$62,926	$190,110
Accrued liabilities	369,066	230,479
Related-party notes payable, current portion	531,932	381,931
Convertible notes payable, current portion	70,588	70,588
Total Current Liabilities	1,034,512	873,108
Long-Term Liabilities
Related-party notes payable, net of current portion	929,536	929,536
Convertible notes payable, net of current portion	309,000	454,000
Convertible notes payable - related party	127,822	127,822
Total Long-Term Liabilities	1,366,358	1,511,358
Total Liabilities	2,400,870	2,384,466
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;14,309,229 shares and 11,452,675 shares outstanding, respectively	14,309	11,452
Additional paid-in capital	5,766,066	4,973,557
Deficit accumulated during the development stage	(8,122,059)	(7,353,271)
Total Stockholders' Deficit	(2,341,684)	(2,368,262)
Total Liabilities and Stockholders' Deficit	$59,186	$16,204

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the Period from
	For the Three		For the Nine		November 22, 2004
	Months Ended		Months Ended		(Date of Inception)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013
Licensing income	$-	$-	$110,000	$-	$210,000
Expenses
Research and development expense	17,850	244,672	70,880	598,612	5,257,672
General and administrative expense	324,457	320,556	656,874	420,928	2,330,118
Total Expenses	342,307	565,228	727,754	1,019,540	7,587,790
Loss from Operations	(342,307)	(565,228)	(617,754)	(1,019,540)	(7,377,790)
Other Income (Expenses)
U.S. government grant income	-	-	-	-	249,479
Gain on extinguishment of debt, net	-	-	-	-	17,201
Interest expense	(50,982)	(60,504)	(151,034)	(159,870)	(1,010,949)
Net Other Expenses	(50,982)	(60,504)	(151,034)	(159,870)	(744,269)
Net loss	$(393,289)	$(625,732)	$(768,788)	$(1,179,410)	$(8,122,059)
Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.06)	$(0.11)
Weighted-average shares outstanding	12,445,914	10,763,399	11,916,586	10,535,659

The accompanying notes are an integral part of these consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			from
			November 22, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		Through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(768,788)	$(1,179,410)	$(8,122,059)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,122	732	9,080
Gain on extinguishment of debt	-	-	(17,201)
Stock-based compensation	196,813	248,912	1,993,335
Amortization of debt discount	-	12,408	88,239
Change in assets and liabilities:
Prepaid expenses	-	(5,657)	-
Accounts payable	(127,184)	31,027	62,926
Accrued liabilities	145,141	87,764	967,888
Net cash used in operating activities	(546,896)	(804,224)	(5,017,792)
Cash flows from investing activities:
Purchase of office equipment	(1,703)	(14,721)	(16,989)
Net cash used in investing activities	(1,703)	(14,721)	(16,989)
Cash flows from financing activities:
Proceeds from issuance of common stock	442,000	60,000	2,875,058
Proceeds from issuance of convertible notes payable	5,000	664,000	744,000
Payment of checks written in excess of bank balance	-	(3,592)	-
Proceeds from issuance of related-party notes payable	150,000	125,000	1,492,000
Principal payments on related-party notes payable	-	(12,007)	(25,000)
Net cash provided by financing activities	597,000	833,401	5,086,058
Net increase in cash	48,401	14,456	51,277
Cash at beginning of period	2,876	-	-
Cash at end of period	$51,277	$14,456	$51,277

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of noncash financing activities:
Accrued interest converted to note payable	$-	$132,388
Long-term debt and accrued interest converted to common stock	$156,804	$-

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

On September 10, 2012, the Fresh Medical Laboratories, Inc. filed an application to do business as ProLung.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results to be expected for the year ending December 31, 2013.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations and has incurred substantial and recurring losses to date. Additionally, the Company has minimal cash, negative working capital, and a stockholders’ deficit as of September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. At September 30, 2013, there were 576,650 warrants outstanding, 1,483,618 non-vested shares, $127,822 of related-party convertible notes payable and $379,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive. At September 30, 2012, there were 566,337 warrants outstanding, 160,000 non-vested shares, $127,822 of related-party convertible notes payable and $674,588 of convertible notes payable that were excluded from the computation of diluted loss per share as they were anti-dilutive.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012

Accrued interest	$320,206	$177,287
Payroll and related liabilities	48,860	53,192
	$369,066	$230,479

Note 3 – Related-Party Notes Payable

As of December 31, 2012 and September 30, 2013, the Company was obligated under the terms of a promissory note payable to a member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. Interest expense for the nine months ended September 30, 2013 and 2012 was $77,172 and $46,789, respectively.

At December 31, 2012 and September 30, 2013, the Company was obligated under the terms of promissory notes payable to a related party in the amount of $356,932. The notes are secured by all the assets of the Company, were due on December 31, 2012, bear interest at 15% per annum and are in default.  Interest expense for the nine months ended September 30, 2013 and 2012 was $40,045 and $26,770, respectively.

From October 2012 through September 2013, the Company received advances from a member of its board of directors in the amount of $175,000. The terms of the advances have not been established including the interest rate, the security or the conversion terms. Interest expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three related parties. The notes are due February through April 2015, bear interest at 8% per annum and are unsecured. The notes are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. Interest expense for the nine months ended September 30, 2013 and 2012 was $7,649 and $2,578, respectively.

Notes payable to related parties are summarized as follows:

	September 30, 2013	December 31, 2012
Related-Party Note Payable
Note payable to a director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536
Notes payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due December 31, 2012; in default	356,932	356,931
Advances payable to a director; terms have not been established	175,000	25,000
Total Related-Party Notes Payable	1,461,468	1,311,467
Less: Current Portion	531,932	381,931
Long-Term Related-Party Notes Payable	$929,536	$929,536

Long-Term Convertible Related-Party Notes Payable
Convertible notes payable to related parties; unsecured; due February through April 2015; interest at 8%	$127,822	$127,822

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

From May 2012 through May 2013, the Company issued notes payable to unrelated parties in the amount of $459,000. These notes bear interest at 8%, are unsecured and mature from September through August 2015. In January 2013, $100,000 of the notes payable and related accrued interest were converted into common stock. In September an additional $50,000 of notes payable and related accrued interest were converted into common stock. The remaining $309,000 of notes payable are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

Convertible notes payable are summarized as follows:

	September 30, 2013	December 31, 2012
Convertible Notes Payable
Convertible notes payable; unsecured; interest at 8% per annum; due October 1, 2013; in default	$70,588	$70,588
Convertible notes payable; unsecured; interest at 8% per annum; due June through August 2015	309,000	454,000
Total Convertible Notes Payable	379,588	524,588
Less: Current Portion	70,588	70,588
Long-Term Convertible Notes Payable	$309,000	$454,000

Note 5 – Capital Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of September 30, 2013, the board of directors had not established any series of preferred stock and therefore there were no shares of preferred stock outstanding. The shareholders of the Company have authorized 20,000,000 shares of common stock, par value $.001 per share.

In January 2013, the Company issued 68,750 shares of its common stock and warrants for the purchase of 10,313 shares of common stock to third parties in exchange for $54,500 of cash. The warrants are exercisable at $0.80 per share for a period of ten years. During the nine months ended September 30, 2013, the Company issued 192,268 shares of its common stock upon conversion of $150,000 of convertible notes payable and $6,554 of accrued interest, which conversion was at approximately $0.81 per share and was under the original terms of the convertible notes payable.

In May 2013, the Company issued 31,250 shares of its common stock for $25,000 of cash at $0.80 per share. From May through September 2013, the Company issued 725,000 shares of its common stock for $362,500 of cash at $0.50 per share.

The Company values non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period, which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements. On August 1, 2013, the Company issued 1,839,286 non-vested shares to directors and officers as compensation for their future services. These shares were valued at $919,643, or $0.50 per share, based on the price common stock was issued to third parties for cash. A summary of the status of the Company’s non-vested shares as of September 30, 2013, and changes during the nine months then ended, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2012	130,000	$0.30
Granted	1,839,286	$0.50
Vested	(485,668)	$0.48
Non-vested at September 30, 2013	1,483,618	$0.50

At September 30, 2013, there was $738,830 of unrecognized compensation cost related to the non-vested share-based compensation arrangements granted to directors and officers. That cost is expected to be recognized over a weighted-average period of 2.5 years.

During the nine months ended September 30, 2013 and 2012, stock-based compensation expense related to share-based payments to employees, directors and contractors totaled $196,813 and $248,912, respectively, and was included in general and administrative expense.

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

A summary of warrants outstanding as of September 30, 2013, and changes during the nine months then ended, are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	566,337	$0.45
Granted	10,313	$0.80
Outstanding as of September 30, 2013	576,650	$0.55	6.90	$44,306
Exercisable as of September 30, 2013	576,650	$0.55	6.90	$44,306

The period-end intrinsic value is based on a September 30, 2013 estimated fair value of the Company’s common stock of $0.50 per share, which was determined by the last price that the Company issued shares for cash, which was in September 2013.

Note 7 – Operating Lease

The Company leases office space under a non-cancelable operating, 3-year, lease that expires in July 2015. Future minimum lease payments as of September 30, 2013 are as follows:

Operating
Year Ending September 30,	Lease
2013	$6,383
2014	25,849
2015	15,211
$47,443

Note 8 – Subsequent Events

The Company has evaluated all events and transactions that occurred subsequent to September 30, 2013, through the date these financial statements were issued.

On October 10, 2013, the Company issued 200,000 shares of common stock for $100,000 in cash at $0.50 per share and convertible notes payable in the amount of $50,000 were converted into 100,000 shares of the Company’s common stock at $0.50 per share under the terms of the convertible note payable.

Under the terms of a $25,000 promissory note dated July 10, 2012, principal and accrued interest were convertible into common stock at $0.80 per share. On October 10, 2013, the Company agreed with the note holder that, to the extent the note holder purchased additional shares of common stock at $0.50 per share, the conversion price for an equal amount of the promissory note would be adjusted to $0.50 per share. The note holder had advanced $5,000 to the Company in May 2013 that was converted into 10,000 shares of common stock at $0.50 per share on October 10, 2013 and was deemed to qualify as the purchase of additional shares. Therefore, $5,000 of the promissory note was converted into 10,000 shares of common stock at $0.50 per share. Also on October 10, 2013, the remaining $20,000 of principal and $2,455 of accrued interest were converted into 28,068 shares of common stock at $0.80 per share. The Company recognized a $1,875 loss on extinguishment of debt as a result of the modification of the conversion price on $5,000 of the promissory note.

On October 14, 2013, the Company modified the price of the May 2013 issuance of common stock for cash from $0.80 per share to $0.50 per share, and as a result, the Company issued the investor as additional 18,750 shares of its common stock. In addition, the conversion price for $26,728 of notes payable and accrued interest converted into common stock in May 2013 was reduced from $0.85 per share to $0.50 per share, resulting in the issuance of 22,206 additional share of common stock and the recognition of a loss on extinguishment of debt of $10,023.

On November 8, 2013, the Company issued 50,000 shares of common stock for $25,000 in cash at $0.50 per share.

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

Management’s Discussion and Analysis

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; potential delays in obtaining government permission to market our products in the U.S. and internationally as a result of the potential rejection of our 510(k) application or requests for additional studies or other information; delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; adverse results in studies, papers or other reports relied upon by regulators or potential users of our products and services; risks associated with our ability to raise capital and a potentially high cost we will have to pay for capital if we are able to raise capital at all; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend,” “will,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement. The Company recorded no revenue for the year ended December 31, 2012 and recorded revenue of $110,000 for the nine months ended September 30, 2013.

Stock-based Compensation – The Company measures the cost of employee and consulting services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The awards issued are valued using a fair value-based measurement method. The resulting cost is recognized over the period during which an employee or consultant is required to provide services in exchange for the award, usually the vesting period. As of September 30, 2013 there were no outstanding stock options, warrants, or other common stock equivalents due to employees or directors. There were, however, unvested common stock awards outstanding issued to officers and directors of the Company.

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

At September 30, 2013, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

Results of Operations

The Company is primarily engaged in development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing. During the period from inception (November 22, 2004) to September 30, 2013, Fresh Medical Laboratories, Inc. recognized licensing income of $210,000 and incurred operating expenses totaling $7,587,790. The Company did not generate any revenue prior to 2010.

For the nine months ended September 30, 2013, the Company has continued development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography, securing strategic alliances, and obtaining financing.

Three months ended September 30, 2013 compared to Three months ended September 30, 2012

During the three months ended September 30, 2013 the Company incurred operating expenses totaling $342,307, a decrease of $222,921 when compared to the three months ended September 30, 2012 amount of $565,228. The decrease is primarily a result of a increase in general and administrative expenses of $3,901and a decrease in research and development expense of approximately $226,800. General and administrative expenses for the three months ended September 30, 2013 decreased to $324,457 from $320,556 for the three months ended September 30, 2012, primarily due to decreases in payroll expense and professional fees. Research and development expenses for the three months ended September 30, 2013 decreased to $17,850 when compared to $244,672 for the three months ended September 30, 2012, primarily due to a decrease in payroll expenses related to research and development activities and professional fees related to research and development. The Company generated $0 and $0 in revenue during the three month periods ended September 30, 2013 and 2012, respectively.

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

During the nine months ended September 30, 2013 the Company incurred operating expenses totaling $727,754, a decrease of $291,787 when compared to the nine months ended September 30, 2012 amount of $1,019,540. The decrease is primarily a result of an increase in general and administrative expenses of approximately $236,000 and a decrease in research and development expense of approximately $527,732. General and administrative expenses for the nine months ended September 30, 2013 increased to $656,874 from $420,928 for the nine months ended September 30, 2012 primarily due to payroll expense and professional fees for the nine months ended September 30, 2013and 2012 of approximately $214,000 and $100,000, respectively. Research and development expenses for the nine months ended September 30, 2013 decreased to $70,880 when compared to $598,612 for the nine months ended September 30, 2012, primarily due to a decrease in payroll expenses related to research and development activities of approximately $425,000, and professional fees related to research and development of approximately $103,000. The Company generated $110,000 and $0 in revenue during the nine month periods ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company’s principal liquidity from inception (November 22, 2004) to September 30, 2013, has come, from the issuance of equity interests and debt financing. The Company has issued 14,309,229 common shares for $2,875,058 of proceeds. The Company received $1,492,000 from the issuance of notes payable to related parties with interest rates between 6.5 and 15 percent and received $744,000 from the issuance of convertible notes payable. During the nine months ended September 30, 2013, the Company used $546,896 to fund operations compared to $804,224 during the nine months ended September 30, 2012. The Company received proceeds of $442,000 during the nine months ended September 30, 2013 in connection with a private offering of the Company’s common stock.  During the nine months ended September 30, 2013, the Company received proceeds of $150,000 and issued a note payable to a related party and $5,000 for a convertible note payable.

As of September 30, 2013, the Company had cash and cash equivalents of $51,277 and a working capital deficit of $983,235, as compared to cash and cash equivalents of $2,876 and a working capital deficit of $870,232, as of December 31, 2012.

The initial focus of the Company was to develop, market, and sell noninvasive diagnostic devices for life threatening diseases. Clinical studies suggested the utility of the device to evaluate risk of lung cancer in patients with lung masses suspicious for cancer and potentially improve the accuracy of pre-surgical staging and diagnosis of lung cancer. The Company now plans to enter the market through direct (U.S.) and indirect channels (international) for the marketing and sale of its BSP and CB Test Kit. The initial step in the U.S. requires the expenditure of an estimated $1.3 to $1.5 million, over a period of eight to twelve months, to achieve U.S. FDA 510(k) de novo regulatory clearance, as well as the completion of the placement of an estimated 22 investigational BSP devices at hospitals. The completion of this initial step is projected to allow the Company to achieve the first sale of its product in the U.S. If the Company’s U.S. FDA 510 (k) de novo petition is granted, it plans to convert hospitals with investigational placements of its diagnostic to commercial installations selling its CB Test. It is possible that the Company will not receive accelerated 501(k) marketing clearance from the FDA or that such process will take much longer than expected.  If the 510(k) de novo petition is denied, the Company will be required to participate in the more time consuming and costly pre-market approval process.  The financing required to execute the expected steps and to fund the Company’s other operations will be approximately $2.0 million over the next twelve months of operation.

As noted above, the Company anticipates incurring significant expenditures during the remainder of 2013 and to pursue its planned business operations including additional research and development of products and technology. The Company’s ability to execute on these plans is dependent, particularly related to a request for marketing approval from the FDA. If the Company is unable to raise the necessary funds, it would have to modify its current business plans and may not be able to continue as a going concern. There are no commitments in place with third parties to provide capital to the Company.

Given current operations, traditional debt financing is not likely and the Company expects that it will have to continue to rely on private placements of equity or debt from non-banking sources for working capital.

 Off Balance Sheet Arrangements

The Company has not had any off balance sheet arrangements.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term obligations	$2,649,581	$922,726	$1,726,855	$-	$-
Operating lease obligations	47,443	25,530	21,913	-	-
Total	$2,697,024	$948,256	$1,748,768	$-	$-

The amounts presented in the table include interest payable under the related obligations.

As of December 31, 2012 and September 30, 2013, the Company was obligated under the terms of a promissory note payable to a member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. Interest expense for the nine months ended September 30, 2013 and 2012 was $77,172 and $46,789, respectively.

At December 31, 2012 and September 30, 2013, the Company was obligated under the terms of promissory notes payable to a related party in the amount of $356,932. The notes are secured by all the assets of the Company, were due on December 31, 2012, bear interest at 15% per annum and are in default.  Interest expense for the nine months ended September 30, 2013 and 2012 was $40,045 and $26,770, respectively.

From October 2012 through September 2013, the Company received advances from a member of its board of directors in the amount of $175,000. The terms of the advances have not been established including the interest rate, the security or the conversion terms.   Interest expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three related parties. The notes are due February through April 2015, bear interest at 8% per annum and are unsecured. The notes are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. Interest expense for the nine months ended September 30, 2013 and 2012 was $7,649 and $2,578, respectively.

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

From May 2012 through May 2013, the Company issued notes payable to unrelated parties in the amount of $459,000. These notes bear interest at 8%, are unsecured and mature from September through August 2015. In January 2013, $100,000 of the notes payable and related accrued interest was converted into common stock. In September an additional $50,000 of notes payable and related accrued interest was converted into common stock.  The remaining $309,000 of notes payable are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act“) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The determination that the controls were not effective was based, in part, upon the fact that the Company is filing this Report after its due date and that the Company has identified a material weakness in internal controls over financial reporting relating to the preparation of its financial statements and related disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2013, the Company issued 200,000 shares of its common stock valued at $0.50 in exchange for $100,000 of cash.

In August 2013, the Company issued 1,839,286 shares of its common stock valued at $0.50 in exchange for services and 175,000 shares of its stock valued at $0.50 in exchange for $87,500 of cash

In September 2013, the Company issued 100,000 shares of its common stock valued at $0.50 in exchange for $50,000 of cash.

During the nine months ended September 30, 2013, the Company issued 192,268 shares of its common stock for conversion of convertible notes and accrued interest totaling $156,554.

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

Date: December 6, 2013

By:

/s/ Steven C. Eror

Steven C. Eror

Acting Chief Financial Officer

(Acting Principal Financial and Accounting Officer)

Date: December 6, 2013