Form 10-K
period 2013-12-31
FRESH MEDICAL LABORATORIES, INC.
filed 2014-04-03
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

000-54600

(Commission File No.)

FRESH MEDICAL LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

757 East South Temple, Suite 150

Salt Lake City, Utah 84012

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (801) 736-0729

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes      . No  X .

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2013 was approximately $2,190,073, based upon 4,380,146 shares held by non-affiliates and an assumed fair market value of $0.50 per share.  The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the last private purchase of the Company’s common stock prior to June 30, 2013.  Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of March 17, 2014, the Registrant had 17,923,467 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.   None.

INDEX TO FORM 10-K

PART I

This Annual Report on Form 10-K for the year ended December 31, 2013 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of Altair Nanotechnologies Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements.  The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

On October 11, 2012, Fresh Medical Laboratories, Inc. determined to do business under the name “ProLung” in the United States and as “Freshmedx” in Europe.  Accordingly, in this filing, Fresh Medical Laboratories, Inc. and its consolidated subsidiary are referred to as “ProLung” or “Freshmedx”, in addition to as the “Company” versions of “we” or “us”.  We have registered ProLung® as a trademark. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLung in the United States and Freshmedx in Europe.  ProLung™ is a medical device company that has developed, tested, and is commercializing its non-invasive lung cancer diagnostic test (the “Electro Pulmonary Nodule Scan,” “EPN Scan,” or our “Test”.  The EPN Scan was designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest.  The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.  Previously, the EPN Scan was known as the Freshmedx or ProLung test.

As many patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, clarifying the risk of disease has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role in identifying those patients who need more vigilant follow-up.  On December 31, 2013, the US Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years.  This guideline is expected to increase the number of patients with suspicious findings in the lung that may be candidates for the EPN Scan.

On May 10, 2013 the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner and Probe, which marking permits the marketing of the EPN Scan in the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland and Turkey..  In the United States, the Company has submitted its application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA, and is currently working to obtain FDA approval to enter the U.S. market.

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

Our initial focus was to develop, market, and sell noninvasive––diagnostic devices for a life threatening disease. We incorporated certain aspects of the BMC licensed technology with our own technology and directed our research attention toward lung cancer. We obtained encouraging results in a well-controlled proof of concept trial in lung cancer patients and healthy volunteers.  Our clinical studies demonstrated the utility of the device to potentially improve the timing and accuracy of risk evaluation of patients with lung lesions that may or may not have lung cancer (risk stratification).

We are now making preparations to sell and market the EPN Scan in the U.S. and in the European market as well as other international markets.

U.S. Market

In the U.S., an estimated $0.5 million, over a period of six to twelve months, is required to obtain U.S. regulatory clearance.  Three hospital groups are currently using ProLung’s EPN Scan in lung cancer research and we have plans to expand to an additional 20 hospitals and clinics for pre and post market related research.  Assuming our FDA 510 (k) is granted, and that the more stringent 510(k) de Novo clearance or Premarket approval is not required, of which there can be no assurance, we plan to convert hospitals involved in research to commercial placements of the EPN Scanner and related EPN Scan Kit.

In December 2013, the U.S. Preventative Services Task Force recommended insurance reimbursement for the low-dose CT screening of individuals at a high risk of lung cancer.  It is proposed that reimbursement coverage under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) would go into effect in January 2015.  Health centers across the U.S. are creating trans-diciplinary lung clinics in anticipation of individuals that are being screened for lung cancer who have lung nodules suspicious for lung cancer.  Pending U.S. regulatory approval, we have the opportunity to sell the EPN Scan as an adjunctive test at these centers and elsewhere where lung nodules will be followed to determine risk of malignancy.  These nodule clinics are expected to concentrate patients for follow-up in single locations and identify additional patients with lung nodules that may benefit from our Test.

Europe Market

With over 500 million people, the European Union and its Free Trade Association members represent the second largest healthcare market outside the United States.   On May 10, 2013 the EPN Scan was assessed and certified as meeting the requirements of Directive 93/42/EEC on medical devices, for its bioconductance scan platform and probe.  In Europe, our device is indicated for use in patients who have undergone CT in which a pulmonary lesion of indeterminate significance has been detected.  The device is for use as an aid in the risk stratification of such patients for the occurrence of lung cancer.   Patients with a high composite score are at a high risk of developing lung cancer.  As many patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, clarifying the risk of disease has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role in identifying those patients who need more vigilant follow-up.

We are currently launching sales of the EPN Scan in Europe through distributors in Germany, Switzerland, Netherlands, Belgium, France, Italy and Luxembourg.  There is also preliminary interest in Russia; however, no approval has yet been obtained in Russia.  Beginning April 2014, independent distributors will market and sell the EPN Scan under our European Union “CE” mark.  EPN Scanners have been sold, and are in backlog in small numbers, and we are currently building inventory in anticipation of the emergence of this market.

China Market

In China, the numbers of smokers is stable and growing.  Lung cancer is epidemic in China, and the worst is yet to come as one in three cigarettes smoked in the world are smoked in China.  In addition, air pollution is a major problem in China’s large cities and industrial areas.  We plan on selling the EPN Scan in China through a distributor who is establishing and expanding operations near Shanghai, China.  In February 2014, the Chinese distributor received approval to manufacture, but not market or sell, the device in China as a lung cancer diagnostic.  The Distributor is pursuing approval to market and sell the EPN Scanner in China, but such approval is not expected for approximately 24 months.

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

Lung Cancer Incidence and Mortality

	New Cases	Deaths
United States[2]	201,144	158,248
European Union[3]	288,000	253,000
China[4]	521,000	452,000
World[5]	1,607,000	1,375,000

Lung cancer patients face median five-year survival rates of only 16 percent (compared to 93 percent for breast cancer and 100 percent for prostate cancer, the only two cancers with greater incidence)6 in the rate of lung cancer survival has lagged behind that of other cancers largely due to a lack of early and effective diagnostics, resulting in delayed intervention.  This is evidenced by the fact that 84 percent of lung cancer patients present with locally advanced or metastatic disease.  Experts project that with accurate early diagnosis, five-year survival could approach 80 percent.7

Business

The current standard of care involves the use of CT scans of the chest to evaluate incidental and symptomatic patients.  These images provide important information about the location and size of lung masses and raise suspicion, but up to 94 percent of those masses turn out to be noncancerous.  Resolution of the suspicion of lung cancer currently involves waiting for growth to confirm lung cancer in subsequent CT scans.

For the 2.5 million Americans that undergo CT scans unrelated to lung cancer and have incidental lesions each year which are suspicious for lung cancer, an immediate answer is needed (i) to immediately establish or defer the need for an expensive and life-threatening biopsy or (ii) to eliminate the cost and traumatic anxiety of waiting for months or even years for radiological stability while running the risk of metastatic cancer.

Now, under the U.S. Preventative Services Task Force guideline, millions of Americans will join those with incidental and symptomatic findings.  All of these patients with lesions suspicious for lung cancer need an immediate answer as to whether surgical biopsy is justified.  Our EPN Scan may provide part of this answer and may reduce the trauma and cost of anxious waiting.

The Electro Pulmonary Nodule Scan

We are introducing the EPN Scan, which we believe is the first accurate and reliable bioconductance measurement method that has been shown to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials.

1 American Cancer Society, http://www.cancer.org/Cancer/LungCancer-SmallCell/OverviewGuide/lung-cancer-small-cell-overview-key-statistics (last visited Mar. 29, 2012).

2 http://apps.nccd.cdc.gov/uscs/ (last viewed 20 March 2014)

3 GLOBOCAN 2008, International Agency for Research on Cancer (IARC), http://globocan.iarc.fr/factsheets/populations/factsheet.asp?uno=900 (last visited March 13, 2012).

4 Ibid.

5 Ibid.

6 JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

7 Annals of Oncology, Volume 21, Issue suppl. 5 pp. v103-v115.

The EPN Scan is planned to be introduced to the market like a standard pathology test without the need for transmission of a physical sample or specimen.  Instead, the EPN Scan acquires precision bioconductance measurements  by means of  a patented EPN Probe and disposable diaphoretic electrodes8 placed on the back and arms.  Data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition to the CT scan, patient history and other information to evaluate patients with suspicious masses or lesions identified by CT scan.  The EPN Scan is immediate, pain-free, non-invasive, and non-radiating.  It requires little patient preparation and can be completed in less than 20 minutes by a proficient technician.

We provide the following components of the Test system:

•

EPN Scanner -  The patented high fidelity EPN Probe is placed at specified locations on the chest and arms to measure transthoracic bioconductance9, and we believe it offers improved risk evaluation in patients suspected of lung cancer  with lesions of the lung in well-controlled clinical trials than may be obtained by CT alone.  The EPN Scanner the technician and self-validates measurements for immediate analysis and reporting.

•

EPN Scan Kit – Each single-use EPN Scan Kit displays a unique access code that is required for access to a Test report together with all of the components necessary to assure precision test performance, patient comfort and hygiene. Consumables are provided in the surgical style, tear open envelope that includes 6 (six) diaphoretic electrodes, 1 (one) ProLung Probe tip and introducer and 1 (one) moistening sponge.  The EPN Scan Kit is only sold as a tamper resistant unit that may be traceable by inventory lot, physician, hospital and distributor.

The EPN Scan Procedure

The Test procedure is performed by a qualified test technician and may be completed in 20 minutes.

A qualified test technician:

•

Connects the Test device to the probe, with the electrode cables, Internet and power.  Following a brief power on sequence, the Test completes self-diagnostics.

•

Seats the subject.  Removal of underclothing is typically unnecessary.

•

Opens one new single-use ProLung Test kit from its tamper-proof packaging.

•

Applies single-use easily-removable diaphoretic electrodes at sites on the patient’s back and arms.

•

Enters test session data including technician name, physician name, report delivery method, patient data.

•

Begins testing, as prompted by the device, by applying the probe to acquire measurement data from sites on the chest, shoulders and arms.

•

Monitors the acquisition of real-time data.  Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

Research and Clinical Trial Results

Our EPN Scan was evaluated in four clinical trials.  The trials include:

________________

8 A self-adhesive foam conductor and medium from which an electric current is conducted to or from the human skin that can generate sweat or perspiration.

9 The measurement of electrical resistance in the human through the thoracic cavity or chest wall.

I. PROOF OF PRINCIPLE - McHenry, IL (2007)

•

Description.  A blinded single site study of 36 subjects to detect differences in bioelectrical impedance10 measurements in age and gender-matched healthy subjects and lung cancer patients.

•

Results. The EPN Scan discriminated perfectly between tissue-confirmed lung cancer patients and age and gender-matched healthy volunteers in a blinded trial.

II. RELIABILITY AND REPEATABILITY ― Salt Lake City, UT (2008)

•

Description. A single-site study to evaluate the variability in the EPN Scan and subjects in 22 healthy volunteers.

•

Results. The Test showed a reliability index of 0.9911 and a correlation between device replicates of 0.0985 indicating a reproducible result can be obtained from a single EPN Scan result.

III. EFFICACY IN THE TARGET INDICATION ― Baltimore, MD (2012)

•

Description.  This single arm, single site algorithm finding and internal validation trial was designed to offer efficacy and safety in the risk stratification12 of a thoracic malignancy in patients symptomatic of lung cancer who have a suspicious mass as confirmed by CT scan.

•

Results.  Final results included the identification and internal validation of an algorithm capable of 90 percent sensitivity   (correctly identifying 26 of 29 malignant masses), 92 percent specificity (correctly identifying 11 or 12 non-malignant    masses), and ROC area (combined sensitivity and specificity) of 90 percent (correctly identifying 37 of 41 patients   overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of   Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012   edition of the Journal of Thoracic Oncology.13

IV.  A Multi-Center Trial of the ProLung Test as an Adjunct to CT Chest Scans for the Risk Stratification of Patients with Pulmonary Lesions Suspicious for Lung Cancer (in progress)

•

Description. A multi-site, single arm trial designed look at lung cancer screening patients, among other patients to optimize and confirm the stability of the EPN Scan risk-stratification algorithm and externally validate the efficacy of the EPN Scan risk-stratification algorithm by comparing the test result to the conclusive patient diagnosis.

•

Results. Pending completion of the trial.

Domestic Market for Prolung Test

Region	Population (in millions)	At high risk (in millions)	Structure
United States	310	123	Direct

The Company estimates that there are 123 million Americans at high risk of lung cancer (96 million current and former smokers, 27 million exposed to carcinogenic agents at home or in industry).14

____________________

10 Bioelectrical impedance is the measurement of tissue conductivity by applying a very small electric current to the body.

11 The Reliability Index is the inverse of the rate of failure in a study.

12 Risk Stratification is the evaluation of a patient’s risk of the future confirmation of disease.

13 R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

14 CDC: Cigarette Smoking Among Adults US 2007 (2008),www.cdc.gov(last visited Feb. 9, 2012).

Symptomatic:  0.2 million

Each year 226,160 are diagnosed with lung cancer.15  Approximately 90 percent of lung cancer patients are symptomatic at presentation (~203,544).16

Asymptomatic /Incidental:  2.4 million

In addition, an estimated 13.5 million chest CT scans are performed primarily for other purposes, of which 18 percent reveal incidental non-calcified solitary pulmonary nodules, resulting in an estimated 2.4 million patients without lung cancer symptoms whose indeterminate masses require follow-up.17

EPN Scan Benefits

Based on the number of symptomatic and asymptomatic patients who undergo CT scans and assuming that EPN Scan will be used in conjunction with each of the CT scans, the Company estimates an initial U.S. market potential of approximately 2.5 million ProLung Tests per year at a projected wholesale price of $400 per EPN Scan.  The EPN Scan may be priced for rapid penetration at $15,000 in the US.

By enhancing physicians’ patient risk-stratification capabilities, EPN Scans enable more informed treatment decisions.  Patients shown by EPN Scan to have low probability of malignancy may enter “watchful waiting” or a periodic monitoring mode instead of proceeding to immediate biopsy of the lung, thereby reducing potential costs, risk and recovery.  Patients with high likelihood of malignancy can be prioritized for treatment, potentially leading to earlier diagnosis and improved prognosis and treatment options.

Any reduction in expensive futile biopsy procedures performed may yield significant savings to the healthcare system.  Given the number of futile biopsy procedures (estimated at over 50,000 per year)18 and the complexity and risk involved (ranging from punctured lung and infection for all procedures to a 4.4 percent mortality for resection by thoracotomy),19 pre-surgical evaluation via EPN Scan may also improve outcomes for individuals whose indeterminate masses are non-cancerous.

European Market for Electro Pulmonary Nodule Scan

Competition

The development and commercialization of new products to improve the accuracy of pre-surgical staging and diagnosis of lung cancer is competitive, and ProLung expects considerable competition from major medical device companies, laboratory tests and academic institutions that are conducting research in lung cancer.  Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology20 and markers, blood markers21, radiography and CT imaging.

____________________________

15 American Lung Assoc., http://www.lung.org/lung-disease/lung-cancer/resources/facts-figures/lung-cancer-fact-sheet.html (last visited Mar. 28, 2012).

16 Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited Mar. 13, 2012).

17 Hlatky C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008).

18 See E. Grogan et al., Thoracic Operations for Pulmonary Nodules are Frequently not Futile in Patients with Benign Disease, 16 Journal of Thoracic Oncology 10 (2011); E. Uwe et al., Video-Assisted Thoracoscopic Surgery for Pulmonary Nodules after Computed Tomography-Guided Marking with a Spiral Wire Ann., 79 Thorac. Surg. 313–316 (2005).

19 T. Strand et al., Risk Factors for 30-Day Mortality After Resection of Lung Cancer and Prediction of Their Magnitude, 62 Thorax 991–997 (2007).

20 Sputum Cytology is a study of phlegm cells under a microscope to see whether they are normal or it contains structures suspicious for lung cancer.

21 A marker is a sign of a disease or condition that can be isolated from a sample (i.e. blood, breath).

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We plan to commercialize a portion of the European market prior to entry into the US market and other international markets.   The speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position. We believe that our Test is superior or equivalent to existing alternatives in all of these areas, other than availability (in the U.S. due to lack of FDA approval) and reimbursement.  We are in the process of seeking reimbursement approval in the EU and expect to seek reimbursement approval in the U.S. when we obtain marketing approval.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business.  We protect our intellectual property through confidentiality and trade secret agreements.  We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

ProLung’s patent protection is focused upon two key elements of the EPN Scan:

1.

The proprietary design of the EPN Scan probe and related computer algorithm used to drive its report.

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

Title	Nation	Type	Filed(6)	Serial #	Patent #
Company Owned Patents
Method for diagnosing a disease	U.S.	ORD(1)	10/25/2007	11/978,045	7,603,171
	U.S.	CON(2)	10/13/2009	12/578,329	8,121,677
Licensed Company Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	U.S.	DIV(3)	11/26/2007	11/944,696	7,536,220
	U.S.	DIV	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	U.S.	ORD	7/20/2004	10/895,149	7,937,139
	AU(5)	PCT(4)	9/21/2004	2004322306
	NZ	PCT	9/21/2004	552911	552911

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

Exclusive License Agreements

On January 20, 2005, the Company entered into a License Agreement with BMC whereby the Company obtained a license from BMC to use certain BMC patents worldwide.  This Agreement was amended on November 2, 2006, through an Amended and Restated License Agreement with BMC, on November 26, 2007, through the First Amendment to Amended and Restated License Agreement, and on September 1, 2008, through the Second Amendment to the Amended and Restated License Agreement. Under the agreements, as amended, the Company has the right to the exclusive use of certain patents and patents pending and related technology in its medical devices and other products for an indefinite term. In return, the Company has agreed to incur a minimum of $4,750,000 in development costs by the year 2014, to develop and market its products worldwide based on a graduated schedule, and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  Under the agreement, the Company has agreed to pay BMC a royalty based on the aggregate worldwide net sales during each calendar year in an amount equal to seven percent (7%) of net sales, up to $50 million in annual net sales, six percent (6%) of net sales from $50 million to $200 million in annual net sales, and five percent (5%) of net sales above $200 million in annual net sales.  In countries in which BMC has no patents, the License Agreement reduces the royalty rates above by 2%.  The agreement, as amended, addresses certain mechanical aspects of the hardware and a portion of the software of the Test.  Specifically, the Company has licensed certain design features of the EPN Scan including the probe and platform, which are described in U.S. patent numbers 7,536,220, 7,542,796, and 7,937,139.  In addition, the Company has licensed the rights to the technology that controls the functionality of the probe.

Governmental Regulations

Marketing Approvals

We must receive separate regulatory approvals from the FDA and equivalent regulatory bodies in other countries for each of the devices before we can sell them commercially in the United States or internationally.    We cannot market any of our product candidates until we have completed the requirements for regulatory approval.  We do not know whether regulatory authorities will grant approval for any of the products our marketing or distribution partners and we develop.

A summary of the status of our of our marketing approvals in the key initial markets we have identified is set forth below:

•

United States.  The EPN Scan has been designated a “non-significant risk device” by Institutional Review Boards associated with ProLung clinical trials, permitting uninhibited investigational use of the device.  ProLung submitted a 510(k) Class II submission to the FDA on March 20, 2014.  Devices cleared via Section 510(k) of the Federal Food, Drug, and Cosmetic Act can be marketed and sold in the United States.   Although governing regulations anticipate that the FDA will issue a decision on a 510(k) petition within 90 days, the FDA may extend the process in order to gather additional information.  Also, it is possible that FDA would determine the EPN Scan is not eligible for the 510(K) process and require the Company to go through a rigorous premarket approval process requiring the Company to conduct several phases of clinical trials over a period of several years.

•

European Union.  CE marking was granted as of May 10, 2013 for the EPN Scan which permits the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland and Turkey. CE marking also requires manufacturers to maintain an ISO 13485 Quality System.  CE marking may accelerate regulatory approval in other regions.

•

China. State Food and Drug Administration (“SFDA”) roughly follows the FDA model, and approval permits the marketing and sale of the device in the People’s Republic of China (PRC).  To be sold in China, medical devices must be registered with Chinese health authorities.  In February 2014, the Company’s Chinese distributor received approval to manufacture the device from the Beijing government.  Additional approvals are required to market and sell the device in this market.

Manufacturing Requirements

As a manufacturer of medical devices, ProLung must comply with the 21 CFR Part 820 Good Manufacturing Practice regulations established by the FDA.  These requirements are meant to ensure that medical devices are safe and effective.  ProLung maintains a quality management system that includes standard operating procedures for key processes such as manufacturing  , record keeping, post market surveillance, complaint handling and corrective and preventative action.  The ProLung quality management system is ISO 1348542 certified and complies with the 21 CFR Part 820 Good Manufacturing Practice regulations.   Contract manufactures we select will qualify with the 21 CFR 820 Good Manufacturing Practice regulations, which may reduce or eliminate the need for the Company to comply with certain manufacturing requirements as discussed below.  We will also be subject to similar requirements imposed by other countries.

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

The Company has interviewed, performed site visits, and qualified the multiple redundant contract manufacturers required to produce its products.  As of December 31, 2013 the Company has no contractual obligations with such contract manufacturers for the manufacturing of its products. The Company anticipates entering into contract manufacturing agreements with several producers after December 31, 2014.

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

Research and Development

The Company spent $796,386 and $861,520 on company-sponsored research and development during fiscal years ending December 31, 2013 and 2012, respectively.

Employees

The Company currently has five full-time employees and one part-time employee.

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

Item 1A. Risk Factors

Our business, operations and financial condition are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on our business, operations or financial condition are the factors identified below:

We are depending upon financings to fund our operations and may be unable to continue as a going concern.

We do not generate sufficient cash flows from operations to meet the cash requirements of our operations and other commitments without raising funds through the sale of debt and equity securities.  We do not expect to generate enough cash from operations to meet our requirements in the near term.  Proceeds raised from funding activities are required for us to have funds to meet our obligations for the foreseeable future.  [In their report on our most recently audited financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern because we did not have sufficient cash to fund operations for at least the following year. A going concern qualification could impair our ability to finance operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and it may not be able to continue operations.]

We have issued indebtedness and, if we are unable to repay or refinance it, there is a risk that we will be unable to continue as a going concern.

As of December 31, 2013, we had outstanding indebtedness of $1,795,595, which includes outstanding principal and accrued but unpaid interest.  The balances of our loan obligations are scheduled to come due in 2015 and 2016.  If we were to default under our loan obligations, we could possibly be forced into bankruptcy.  In connection with any bankruptcy proceeding, it is doubtful that there will be any amount available for distribution to our shareholders.

We are a development stage company with limited revenue and not assurance of earning significant revenue over the long term.

We were organized in 2004, and since that date have experienced significant losses from operations.  We are in the process of commercializing the our proprietary Prolung or FreshMedx Test, which we refer to as our Test, in Europe and performing additional testing in the United States, and expect to incur additional operating losses in the near term. . We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain.

Our future success depends on our ability to begin generating revenues on a regular and continuing basis and to properly manage costs. Our ability to generate revenues depends on a number of factors, some of which are outside our control. These factors include our ability to obtain necessary government and regulatory approvals, our ability to successfully commercialize the Test, our ability to protect intellectual property related to the Test, our ability to obtain reimbursement approval from insurance companies and government and our ability to effectively market our products.  If we cannot expand our revenue significantly over the long term, we will not be profitable.

Our success depends upon our ability to effectively market our products.

If the Test does not achieve market acceptance, we will be unable to generate significant revenues. The commercial success of the Test will depend primarily on convincing health care providers to adopt and use the Test. To accomplish this, we, together with any other marketing or distribution collaborators, will need to convince members of the medical community of the benefits of the Test through, for example,   published papers, presentations at scientific conferences, and additional clinical data. Medical providers will not use our product unless we can demonstrate that our product consistently produces results comparable or superior to existing products, and has acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of the Test could be limited. Even if we demonstrate the effectiveness of the Test, medical practitioners may still use other products. If the Test does not achieve broad market acceptance, we will be unable to generate significant revenues, which would have a material adverse effect on its business, cash flows and results of operations.

We are subject to litigation risk if our Test is not effective.

The nature of the Test as a medical device and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the Test does not perform as intended there could be significant, or even life-threatening, adverse consequences. We may even be subject to claims against us despite the fact that the injury is due to the actions of others, such as manufacturers or medical personnel. In the event that we are sued, it could divert management’s attention from the development and commercialization of the Test and our business and have adverse consequences to our ability to meet our business objectives or to obtain necessary financing. Any products liability insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us, and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

We must obtain regulatory in the U.S. and other non-EEU markets to be able to commence marketing and sales in those markets.

Medical devices are regulated by government authorities, which authorize their sale. Obtaining the necessary approvals is a complex, costly, and time-consuming process, which differs from country-to-country. Failure to maintain compliance with the requirements of a country can result in serious penalties, including fines, recalls, seizure of product, suspension of sales, withdrawal of approvals or clearances, refusal to grant other approvals or clearances, increased requirements for quality control, or (in severe cases) criminal prosecution. Any of the afore-mentioned penalties would adversely affect our business.

We have received a CE Mark in Europe for the marketing of the Test in the European Union.  We intend to also obtain clearance to sell the in the United States, China, and Russia. Each market has unique regulatory requirements.  In the United States, FDA marketing clearance and approval of the facilities used to manufacture the Test will be required before the Test may be marketed in the United States. We may be subject to 510(k) de novo clearance or premarket approval, which would substantially lengthen the regulatory approval process beyond that anticipated.  A similar  regulatory  process  will be  required  by  Chinese and Russian  regulatory authorities  before  our  products can be marketed in those countries. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product.  It is possible that our Test may not obtain marketing approval in the U.S. or another significant potential market, which would harm our long term revenue potential.

Delays or rejection in obtaining marketing clearance may also be encountered based upon changes in applicable law or regulatory policy during the period of regulatory review.  Even if marketing clearance is granted, such approval may include significant limitations on indicated uses for which the product could be marketed. Delays in obtaining regulatory approvals could adversely impact our financial condition.  Moreover, we may not receive the required clearances in order to be able to market our products in our target markets.

If we obtain FDA approval, we will be subject to Medical Device Reporting, or MDR, requirements, which may lead to inquiries, injunctions or liabilities.

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred. Were this to happen to us, the relevant regulatory agency would file an initial report, and there would then be a further inspection or assessment if there are particular issues.

Malfunction of our products could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We are subject to the risk of product recalls if our products are defective.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.

Existing and future U.S. regulatory laws and cost-saving initiatives may harm our revenues and create additional expenses.

To the extent that we market the Test in the U.S., federal healthcare reform may adversely affect the results of our domestic operations.  The Patient Protection and Affordable Care Act, or Affordable Care Act, was enacted in March 2010.  Under Affordable Care Act, medical device manufacturers, such as us, are required to pay a 2.3% excise tax on U.S. sales of certain medical devices.  The Affordable Care Act reduces Medicare and Medicaid payments to hospitals, clinical laboratories, and pharmaceutical companies, and could otherwise reduce the volume of medical procedures.  These factors, in turn, could result in reduced demand for our produces and increased downward pricing pressure.  While the Affordable Care Act is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on potential sales of the Test is uncertain at this time.  Further, we cannot predict with any certainty what other impact the Affordable Care Act may have on our business.

We will be subject to healthcare fraud and abuse law regulations.

Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. We are also subject to the federal HIPAA statute, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the Affordable Care Act on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers.

In addition, the federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

Many states and other countries have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states and other countries mandate implementation of commercial compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Limits on reimbursements may affect our revenues and profitability.

The cost of a significant portion of medical care is funded by governmental, and other third-party insurance programs. Limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business.

We are a small company and may be unable to compete with competitive technologies.

There are a number of competitive technologies currently being developed as well as refinements being made to existing competitive technologies. To the extent that any of these technologies or refinements result in products that successfully address some of the shortcomings of existing products, or result in quality products that are less expensive than the Test, any perceived demand for the Test may be reduced or eliminated.

Many competitors offer a range of products in areas other than those in which we propose to compete, which may make such competitors and their products more attractive to surgeons, hospitals, group purchasing organizations, and other potential customers. Many competitors also have significantly more financial resources than us. Competitive pricing pressures or the introduction of new products by competitors could have an adverse effect on our ability to establish market acceptance for the Test. We cannot predict future markets for the Test or other products, and we may not be able to shift production to other products in the event of a lack of market demand for the Test, leading to an accompanying adverse effect on our profitability.

We may be unable to keep up with changes in technology.

The future market for our products is characterized by rapidly changing technology. Our future financial performance will, in part, be dependent on our ability to develop and manufacture new products on a cost-effective basis, to introduce them to the market on a timely basis, and to have them accepted by surgeons and other potential customers. We may not be able to keep pace with technological change or to develop viable new products in a timely fashion. Factors that could delay the release of potential products or even cancellation of our plans to produce and market these new products could include delays in research and development, delays in securing future regulatory approvals, or changes in the competitive landscape.

We may be unable to protect our intellectual property rights, which are important the potential value of our products and company.

We have obtained patent protection, through ownership and licensing, for the Test in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the Test in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents.  Any defense of patents could prove costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense.

It is company policy to protect technology by, among other means, filing trademark and patent applications in instances that are considered important to the development of our business. We also rely on trade secrets and improvements, unpatented know-how, and continuing technological innovations. Despite our policy to seek patent protection wherever appropriate, there can be no assurance that patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. There can also be no assurance that any patents issued to us or that we license will not be infringed on or circumvented by others, or that others will not obtain patents that we would need to license or circumvent. Our patents may not contain claims that are sufficiently broad to prevent others from using our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same as our technologies but avoid infringing on our patent claims. Under these circumstances, our patents would be of little commercial value.

Additionally, there can be no assurance that patents, even after issuance, will be upheld by applicable courts. There can be no assurance that licenses, which might be required for our processes or products, would be available on reasonable terms, or that patents issued to others would not prevent us from developing and marketing its products. To the extent that we also rely on un-patented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. Disclosure of our trade secrets would impair our competitive position, and adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. Further, to the extent that our employees, consultants or contractors use trade secret technology or know-how owned by others in their work for us, disputes may arise as to the ownership of related inventions.

We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the Test without obtaining a license from the patent holder, which may not be available at commercially reasonable terms or at all, and we may have to redesign the Test so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believes them to be. Even if we are ultimately successful in our defense of an infringement case, we the costs of litigation would significantly harm our business.

We expect to be dependent upon third parties to manufacture our products.

The manufacturing procedures for the Test are performed by outside vendors. Failure to acquire these goods or services in a timely manner could negatively impact our ability to produce goods, negatively affecting the company’s productivity until alternative sources could be arranged. If our supplier were to terminate its relationship with us, or otherwise cease supplying the Test or component parts of the Test, our ability to meet our obligations to our end customers may be disrupted.

We are dependent upon third parties for marketing and other aspects of our business.

Much of our strategy for the commercialization of the Test relies on us entering into various arrangements with licensors, distributors, and other third parties. We have entered into an exclusive license agreement with BioMeridian Corporation to use technology owned by Biomeridian. We have also entered into agreements with distributors in Europe to distribute the Test. We may be unable to enter into necessary distribution and licensing agreements to market the product. Failure to enter into these future arrangements, or failure to maintain current arrangements, with third parties could substantially impair or even eliminate our ability to market the Test. Our reliance on collaboration with others may adversely affect our ability to continue to operate, pursue our technology development program, or to achieve profitability.

We are dependent on key personnel, who may terminate their employment at any time.

Our success depends, in large part, upon the talents and skills of company management and other key personnel. To the extent that any of our key personnel are unable to, or refuse to, continue employment with the Company, suitable replacement(s) would need to be found. There can be no assurance that we would be able to find suitable replacements for all such personnel, or that suitable personnel could be obtained for an amount that we could afford. In the future, a need for additional qualified personnel is expected to operate the business successfully. There can be no assurance that we will be able to attract employees of adequate qualification, or that it would be able to afford such personnel.

We may experience losses as a result of fluctuations in exchange rates.

We are subject to changes in the value of the Euro relative to the value of the U.S. Dollar.  As our operations continue to grow, we anticipate becoming subject to market risk relating to the Chinese Yuan, the Russian Ruble, and other foreign currencies. Fluctuations in foreign currencies could have a negative impact on our margins and financial results.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 43% of our outstanding common stock.  These executive officers and directors effectively control all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

Our common stock not quoted or traded in any market, limiting liquidity opportunities for investors.

Our common stock is not quoted on any market or exchange.  As a result, an investor in our common stock may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market, if one develops.  Investors in our common stock should expect to hold our common stock indefinitely.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a public company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws.  In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries and investigations, we or a regulator may determine that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance diverts additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation.  We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws.  Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

If a market develops for our common stock, we expect the market price to be volatile.

The market prices of securities of other smaller companies tend to be highly volatile.  If a market develops for our common stock, of which there can be no assurance, our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•

intentional manipulation of our stock price by existing or future stockholders;

•

short selling of our common stock or related derivative securities;

•

a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

•

the interest, or lack of interest, of the market in our business sector;

•

the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and

•

economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock.  In general, a low-priced stock is an equity security that:

•

Is priced under five dollars;

•

Is not traded on a national stock exchange, such as NASDAQ or the NYSE;

•

Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•

Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•

Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•

Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•

In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

o

bid and offer price quotes and volume information;

o

the broker-dealer’s compensation for the trade;

o

the compensation received by certain salespersons for the trade;

o

monthly accounts statements; and

o

a written statement of the customer’s financial situation and investment goals.

We have never paid, and do not intend to pay in the future, dividends on our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.  It is unlikely that investors will derive any current income from ownership of our stock. This means that the potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than the purchase price.

We do not have significant tangible assets that could be sold upon liquidation.

We have nominal tangible assets. As a result, if we become insolvent or otherwise must dissolve, there will be no tangible assets to liquidate and no corresponding proceeds to disburse to our shareholders. If we become insolvent or otherwise must dissolve, shareholders will likely not receive any cash proceeds on account of their shares.

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

(b)

Holders.

As of March 17, 2014, there are 17,923,467 common shares issued and outstanding, which were held by 517 stockholders of record.

(c)

Warrants and Options

As of December 31, 2013, there were 576,650 warrants for the purchase of Common Stock outstanding (“Warrants”). The Warrants have a weighted average remaining contractual life of 6.7 years and have a weighted average exercise price of $0.55.  There are no options for the purchase of Common Stock outstanding.

(d)

Convertible Notes.  As of December 31, 2013, there are Convertible Notes amounting to $180,000 outstanding.  Convertible Notes accrue interest at the rate of 8% per annum but do not pay interest until maturity and are convertible at the option of the holder into shares of the Company’s common stock at the greater of $.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion.  These Convertible Notes were issued between May 2012 and July 2012.

(e)

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

(f)

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has not adopted a stock incentive plan, but has granted stand-alone restricted stock awards to certain employees, officers, directors and other service providers of the Company. The following table sets forth certain information with respect to the stock plan as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	1,297,722	N/A	N/A
Total	1,297,722	0	0(2)

(1)

On August 1, 2013, the Company issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services.  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was issued to third parties for cash.  These shares of common stock vest over period ranging from zero months to 36 months.  As of December 31, 2013, there are 1,297,722 shares of awarded, but non-vested shares of common stock.

(2)

The Company routinely makes grants of stock and restricted stock despite the absence of a plan and may continue to do so in the future.

(g)

Recent Sales of Unregistered Securities.

On December 31, 2013, the Company issued 9,860 shares of common stock to a contractor as compensation for current services valued at $4,930 ($0.50 per share).

During the three months ended December 31, 2013, the Company issued 618,750 shares of common stock for cash.  Proceeds from the issuances total $309,375, or $0.50 per share.

During the three months ended December 31, 2013, the Company issued 1,042,189 shares of common stock in connection with the conversion of $502,411 of notes payable plus accrued interest of $35,857 at conversion prices ranging from $0.50 to $0.80 per share.

During the period from January 1, 2014 through March 17, 2014, we issued 1,770,000 shares of common stock for cash to a total of sixteen investors.  Proceeds from the issuances total $885,000, or $0.50 per share.

On January 8, 2014, we issued 120,000 shares of common stock to a new member of the board of directors for future services to be rendered over the following three years.  The shares were valued at $60,000, or $0.50 per share.

On February 25, 2014, a founding shareholder exercised a warrant to purchase 53,439 shares of common stock for $53, or $0.001 per share.

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

Plan of Operation

The Company plans to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography.  The Company will need to fund expansion and market growth by raising capital over the next two (2) years.  The amount of capital needed could change based on the opportunities available to us and the ability to expand our markets.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended December 31, 2012

Revenue. In April 2013, we entered into a license agreement with a distributor to grant an exclusive license of our technology for China.  Under this license agreement, we have received and recognized $115,000 of licensing fees during the year ended December 31, 2013 as compensation for entering into the agreement and for providing initial prototype and testing units.  We did not have any revenue during the year ended December 31, 2012.

Operating Expenses. Total operating expenses for general and administrative expense and for research and development expense for the fiscal year ended December 31, 2013 were $1,057,340, compared to the total operating expenses for the fiscal year ended December 31, 2012, of $1,277,322, representing a decrease of $219,982.  This decrease was principally due to 1) a decrease of $47,764 for payroll and related taxes and employee benefits; 2) a decrease of $201,138 for professional fees, principally for legal, auditing, and capital raising services; 3) an increase of $23,386 in stock-based compensation; and 4) an increase of $5,534 in various other operating expenses.  Operating expenses have been classified by management as either general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $290,624 for the fiscal year ended December 31, 2013, as compared to net expense of $248,361 for the fiscal year ended December 31, 2012.  Other income (expense) for the fiscal year ended December 31, 2013, consists of 1) interest expense of $194,253 and (ii) a loss on the extinguishment of debt of $96,371.  Other income (expense) for the fiscal year ended December 31, 2012, consists of interest expense of $248,361.

Interest expense consists of interest incurred on notes payable with related parties and other accredited investors.  The decrease in interest expense of $54,108 between 2013 and 2012 is principally due to a decrease of $472,410 in the principle balance of convertible notes outstanding in 2013 compared to 2012, as a result of the conversion of notes payable into common stock during 2013.

We recognized a loss on extinguishment of debt of $96,371 during the year ended December 31, 2013 as a result of the modification of the conversion price of certain notes payable.  During the quarter ended December 31, 2013, for investors who held convertible notes payable and who also purchased common stock during the quarter, the conversion price of their notes payable was reduced from $0.80 per share to $0.50 per share to provide an incentive for them to purchase common stock and to convert their notes payable into common stock.  The loss on extinguishment of debt recognizes as an expense the effects of the modification in the conversion price.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2013 and 2012:

	2013	2012

Cash	$87,082	$2,876

Current assets	$98,692	$2,876
Current liabilities	(771,778)	(873,108)

Working capital deficit	$(673,086)	$(870,232)

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of December 31, 2013, our outstanding debt financing includes the following notes payable.

Related-Party Notes Payable

As of December 31, 2013, we were obligated under the terms of a promissory note payable to a member of our Board of Directors in the amount of $929,536.  The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of December 31, 2013, the balance of accrued interest payable on this note is $172,153.

At December 31, 2013 and 2012, we were obligated under the terms of a master note agreement payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company, was due on December 31, 2012, and bears interest at 15% per annum.  On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016.  The balance of accrued interest payable on this note at December 31, 2013 was $134,070.

Convertible Notes Payable

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock.  During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock.  The balance due on the remaining notes payable was $180,000 at December 31, 2013.

We are now executing plans to enter the European market through indirect or distributor channels for the marketing and sale of its Freshmedx Test Platform and Freshmedx Test Kit.  The initial step requires the expenditure of an estimated $0.6 million, over a period of six months, to establish initial sales and create cash flow.  Funds have been raised and are earmarked for this purpose as of March 4, 2014.

We also plan to obtain FDA 510(k) regulatory clearance, as well as the completion of the placement of investigational ProLung Test devices at hospitals in connection with ongoing clinical trials. The completion of this initial step permits ProLung to sell its product in the United States.  If our FDA 510 (k) petition is granted, we plan to convert hospitals with investigational placements of our diagnostic to commercial installations selling our ProLung Test.  The funds required for United States market launch are estimated to be approximately $1.0 million.  The source of funds for this purpose, and for ordinary operations are expected to be obtained through the sales of our products and services in Europe and from the sale of debt and equity securities.   We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Operating activities	$(811,780)	$(915,239)
Investing activities	(1,014)	(15,286)
Financing activities	897,000	933,401

Net increase in cash	$84,206	$2,876

Operating Activities

For the fiscal year ended December 31, 2013, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $396,124 included in our net loss for stock-based compensation, loss on extinguishment of debt, depreciation, and loss on disposition of computer equipment, plus changes in non-cash working capital totaling $25,060.  For the fiscal year ended December 31, 2012, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $290,489 included in our net loss for stock-based compensation, amortization of debt discounts, and depreciation, plus changes in non-cash working capital totaling $319,955.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2013 and 2012 were $1,014 and $15,286, respectively, and were for the purchase office equipment.

Financing Activities

During the fiscal year ended December 31, 2013, cash flows from financing activities principally related to proceeds of $742,000 from the issuance of 1,443,750 shares of common stock, or $0.50 per share, and related to proceeds of $155,000 from the issuance of convertible notes to related parties and other accredited investors.  During the fiscal year ended December 31, 2012, cash flows from financing activities principally related to the collection of a subscription receivable of $60,000 for the issuance of common stock, and related to proceeds of $889,000 from the issuance of convertible notes to related parties and other accredited investors.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.

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

Income Taxes – The Company is a C corporation for income tax purposes and accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company establishes valuation allowances to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that the disclosure controls and procedures were not effective, because we do not have in place review procedures sufficient to trigger the timely filing of Current Reports on Form 8-K in connection with events requiring such a filing.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2013, the following material weaknesses existed:

1.

Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer/Chief Financial Officer.  In addition, we engage a third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions.  Furthermore, regular meetings are held with the Board of Directors.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Commission rules that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

Other than as described in the following sentence, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  In December 2013, we engaged a different third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions.

Item 9B. Other Information

The Board of Directors of the Company appointed Tim Treu as a director of the Company on July 31, 2013 and Todd Morgan as a director of the Company on January 8, 2014.  Certain biographical information is provided about Messrs. Treu and Morgan in Item 10 below, and compensation arrangement for directors as summarized under “Director Compensation Arrangements” in Item 11 below.

The Company has issued to Brett M. Error, a nephew of our chief executive officer, a Master Note dated June 30, 2011 in the principal amount of $356,931.  The note is secured by all the assets of the Company.  Interest under the note accrues at the rate of 15% per annum.  On March 27, 2014, the Company and Mr. Error entered into a Master Note Amendment pursuant to which the maturity date under the note was extended from December 31, 2012 to June 30, 2016.

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

Name and Business Address	Age	Position
Steven C. Eror	60	President, Chief Executive Officer, and Director
Michael Garff	30	Chief Operating Officer
Karleen Callahan	67	Vice President, Clinical Affairs
Wayne Adams	58	Director
Nathan L. Wade	83	Director
Dennis Tulane	53	Director
Robert W. Raybould	73	Director
Clark Campbell	65	Director, Chairman of the Board of Directors
Todd Morgan	62	Director
Tim Treu	65	Director, Vice President Global Sales and Marketing

Steven C. Eror, age 60.  Mr. Eror has 25 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies.  He became Co-founder, CEO, President and Director of the Company in February 2005.   Mr. Eror has served as CEO of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2002 to 2004.  He also served as the chief executive officer of Consonus (an IT application service provider with operations throughout the western U.S.) from 2000 to 2001.  Mr. Eror was the chief financial officer of Pharmadigm (focusing on injectable anti-inflammatory for severe burns, asthma and wound healing) from 1996 to 2000.  Prior to this, he was a chief financial officer of Evans and Sutherland Computer Corporation NASDAQ:ESCC, a company which focuses on simulation technology including molecular modeling from 1994 to 1996. In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company.   Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA.

The Board of Directors believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry qualifying him for service as a member of the Company’s Board of Directors.  Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Michael Garff, age 30.  Mr. Garff joined the Company as Chief Operating Officer in May 2009.  Prior to joining the Company, he worked at Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Previously, Mr. Garff was a project manager at US Bank from 2005 to 2008 and a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009. Mr. Garff received his Bachelor’s degree and MBA from the University of Utah. Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer

Karleen Callahan, RPh, PhD, age 67. Dr. Callahan joined the Company in February 2006 as its Vice President, Clinical Affairs responsible for initial clinical strategy and operations. She has over 25 years of experience in diagnostic and clinical research at NPS Pharmaceuticals, the University of Utah Health Sciences Division as Research Associate Professor from 1990 to 2000, PPD Pharmaco (global clinical research organization), Computerized Thermal Imaging, Inc. as Director of Clinical Research from 2000 to 2003 (breast cancer diagnostics), MacroMed as Executive Director, Clinical Development (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2003 to 2005, and the University of Texas Health Science Center as Assitant Professor Biochemistry from 1985 to 1990. Dr. Callahan earned a degree in Pharmacy from the University of Utah and received her Ph.D. in Pharmacology from the University of Texas. Dr. Callahan received post-doctoral training at the University of Washington School of Medicine in the Department of Internal Medicine. Throughout her career she has focused on breast, esophageal, and lung cancer.

Wayne Adams, MD, age 58.  Dr. Adams has served as a Director of the Company since its inception.  He has served as a Staff Radiologist at Mountain Medical Physician Specialists since 1999.  Dr. Adams received his MD from University of Cincinnati College of Medicine.  He completed a residency in Radiology and a fellowship in nuclear medicine.  Dr. Adams is Board Certified in both Nuclear Medicine and Radiology.  He is a member of the American College of Radiology, the American Medical Association, the Society of Breast Imaging, and the Society of Nuclear Medicine.

The Board of Directors believes that Dr. Adams’ medical education, expertise, and extensive clinical experience in radiology and nuclear medicine qualify him for service as a member of the Company’s Board of Directors.

Nathan L. Wade, age 83. Mr. Wade has been an investor in the Company since its inception and has been a Director since 2010.  He is known for exemplary ethics in his business practices and for inspiring the same in management teams.  He was appointed Chairman of the Board of Directors of Nevada Chemicals Company (NYSE:NCEM) in January 2000 and remained on the Board of Directors until its successful sale in 2009.  Since 1953 he has been a Director of Nate Wade Subaru, a Utah automobile dealership that that bears his name.

The Board of Directors believes that Mr. Wade’s business education, expertise, and extensive financial experience qualify him for service as a member of the Company’s Board of Directors.

Dennis Tulane, age 53.  Mr. Tulane has served as a Director of the Company since 2008.  He is the co-founder and a Managing Partner for Corradiance, LLC, a management and IT consulting firm, where he has worked since.  Prior to founding Corradiance, LLC, he worked as a Senior Systems Engineer with Electronic Data Systems.  He also held various technical and management positions with Smith’s Food and Drug Centers, American Stores and AG Consulting.  Mr. Tulane holds a Bachelor of Arts degree in Computer Science from Utah State University.  He speaks English and German.

The Board of Directors believes that Mr. Tulane’s business education, expertise, and extensive systems, data processing and software production management experience qualify him for service as a member of the Company’s Board of Directors.

Robert W. Raybould, age 73.  Mr. Raybould has served as a Director of the Company since January of 2012.  Mr. Raybould began his career in the U.S. Army and Eastman Kodak and became a financial planner.  In 1971, he co-founded Realvest, a real estate investment company and then sold its holdings between 1981 and 1984.  Realvest again syndicated real estate in the early 90’s and sold in 1997.  In 1987, Mr. Raybould assisted in founding TRI Capital Corporation, a mortgage-banking firm and served as a member of its Board of Directors until 2005.  In 1995 he assisted in the formation of DTM Research, LLC in 1995 and served as Chairman of the Board from its formation until 2006.  In 1999, he founded Greenhill Financial and served as one of its managing partners until 2006.  During that time the firm became Arlington Value Capital, LLC.   From 2007 to present, Mr. Raybould has been actively investing in companies.   Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah.

Due to Mr. Raybould’s successful financial, entrepreneurial and business experience, the Board of Directors has concluded that Mr. Raybould is qualified to serve as a director of the Company.

Clark Campbell, age 65.  Dr. Campbell serves as the Chairman of the Board of the Company and has served as a Director since 2012.  He is the author of four award winning best selling books published by John Wiley & Sons and has taught business management at the University of Delaware, University of Utah, and Westminster College. He founded OPPM International in 2009, a company engaged in business project management consulting and training, and has served as CEO since that date.  During his 30-year association with OC Tanner (a privately held $450 million business), from 1979 to 2009, he served successively as the Director of Corporate Planning, Vice President of Quality and as the Senior Vice President of Administration and Professional Services.  Earlier in his career he held positions with DuPont and Northwest Pipeline. Dr. Campbell has the following certifications: Agile Communication, AgCC; Certified Scrum Master, CSM; Master Project Manager, MPM; and 6 Sigma Master Black Belt.   Dr. Campbell holds a BS in Chemical Engineering, and MBA from the University of Utah and a PhD in Business Administration.

The Board of Directors believes that the depth of Dr. Campbell’s business education, expertise, and executive management, leadership and entrepreneurial experience qualify him for service as a member of the Company’s Board of Directors and as Chairman.

Todd Morgan, age 62. Mr. Morgan has served as a Director of the Company since January 8, 2014. He began his career with The West Bend Company in the sales department and served as the District Manager from 1974 to 1981.  He started Morgan Industries in 1982.  Morgan Industries owns Morgan Pavement Inc., an asphalt paving and maintenance business currently contracting in seven western states with offices in Utah and Arizona.  Morgan Industries Inc. also owns Nurock Asphalt, a company which currently manufactures and sells asphalt maintenance products to a number of individual asphalt companies.  Mr. Morgan currently serves as Chairman of the Board of Morgan Industries Inc.  In 2008, Mr. Morgan formed MPM Investment Group LP and currently serves as general partner and manager.  Mr. Morgan served on the Board of Directors of America West Bank from 2004 to 2009.  Mr. Morgan is also serving on the Board of Directors of Ellison Ranching Company.

The Board of Directors believes that Mr. Morgan’s business education, expertise, and extensive operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

Tim Treu, age 65. Mr. Treu has served as a Director of the Company since July 31, 2013.  He has served as the Executive Vice President of Sales for OC Tanner Company from 1996 to 2013 where he has been accountable for all aspects of global sales, as well as developing the sales force and the go-to-market strategy.  Prior to this, he was the Regional Sales and Facilities Manager for Avdel Corporation from 1974 to 1981.  Mr. Treu holds a BA from California State University, Long Beach.

The Board of Directors believes that Mr. Treu’s business education, expertise, and extensive operational sales and marketing leadership qualify him for service as a member of the Company’s Board of Directors.

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

Audit Committee Financial Expert

The Board of Directors approved the formation of an audit committee on July 31, 2013.  Three directors comprise the Audit Committee: Todd Morgan (Chairman), Steven C. Eror, and Dennis Tulane.  The Board has determined that Todd Morgan and Steven C. Eror are qualified as “audit committee financial experts”, as defined in applicable Commission rules.  The Board made a qualitative assessment of Messers Morgan, Eror’s and Tulanes level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts, as further set forth in the subsection above entitled “Directors and Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based upon the Company’s review of the reports required by such persons and amendments thereto furnished to the Company, the Company believes that no reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed.   Based on the records of the Company of transactions involving the Company, the Company believes that the following reports should have been filed by the Company’s Section 16 filers during the fiscal year ended December 31, 2013:

Name and Title of Section 16 Filer	Type of Report(s)	Due Date	Filed Date
Steven C. Error, Chief Executive Officer	Form 4	08/05/2013	Not filed
Michael A. Garff, Chief Operating Officer	Form 4	08/05/2013	Not filed
Dr. Clark Campbell, Director	Form 4 Form 4	08/05/2013 12/18/2013	Not filed Not filed
Dr. Wayne Adams, Director	Form 4	08/05/2013	Not filed
Nathan Wade, Director	Form 4 Form 4	08/05/2013 12/23/2013	Not filed Not filed
Robert W. Raybould, Director	Form 4 Form 4 Form 4 Form 4	08/05/2013 10/14/2013 12/19/2013 01/03/2014	Not filed Not filed Not filed Not filed
Dennis Tulane, Director	Form 4 Form 4	08/05/2013 10/14/2013	Not filed Not filed
Timothy W. Treu	Form 3 Form 4 Form 4	08/12/2013 08/05/2013 10/04/2013	Not filed Not filed Not filed
Todd Morgan	Form 3	01/20/2014	Not filed

Code of Ethics

The Company has adopted the Code of Ethics for Senior Executives, Financial Officers, Members of the Management Executive Committee, and Directors (the “Code of Ethics”), which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Exchange Act.  The Code of Ethics has been filed as Exhibit 14.1.

Item 11. Executive Compensation

Executive Compensation.

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2013 and 2012. The Company's named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2013, (b) the next two most highly compensated executed officers serving as of December 31, 2013 whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2013.

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Steven C. Eror, President	2013	235,417	95,000(1)	85,000(2)	-	415,417
	2012	241,406	-	11,250 (3)	-	252,656
Michael Garff, Chief Operating Officer	2013	127,083	60,000(4)	-	-	187,083
	2012	108,333	-	-	-	108,333

(1)

On August 1, 2013, Mr. Eror was awarded $20,000 and 150,000 shares of common stock, pursuant to the incentive compensation provisions of Mr. Eror’s employment agreement for the receipt of European regulatory approval.  The common stock vested immediately and was valued at $75,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.

(2)

On August 1, 2013, Mr. Eror was awarded 170,000 shares of common stock.  The common stock was valued at $85,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.  The shares were issued to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months.  At December 31, 2013, 132,502 shares of the award are not vested.

(3)

On August 15, 2012, Mr. Eror was awarded 37,500 shares of common stock.  The common stock vested immediately and was valued at $11,250, or $0.30 per share, based on the price that common stock had been issued most recently to third parties for cash.

(4)

On August 1, 2013, Mr. Garff was awarded $10,000 and 100,000 shares of common stock, pursuant to the incentive compensation provisions of Mr. Garff’s employment agreement for the receipt of European regulatory approval.  The common stock vested immediately and was valued at $50,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.

Employment Agreements

Effective August 1, 2013, we entered into a new employment contract with Steven C. Eror, our chief executive officer.  This contract provides for an annual salary of $250,000 plus incentive compensation of up to 950,000 shares of common stock and up to $70,000 in cash upon the achievement of certain targets, including the receipt of regulatory approval in Europe and the United States, and cumulative recognition of $1,000,000 in revenue.  The employment contract also has customary provisions for other benefits and  includes protective provisions in favor of the Company, such as 24-month non-competition and non-solicitation provisions and invention assignment provisions.  The term of the agreement is for a period of three years, and will be automatically extended for successive one-year periods unless either party to the agreement objects to such extension by written notice to the other party at least 180 days prior to the expiration of the initial term or any extension term.  The agreement provides for a severance payment to Mr. Eror equal to one third of the base salary in effect on the date of the termination of the agreement, provided, however the Company shall not be obligated to pay the severance payment if the agreement is terminated by Mr. Eror, by the Company for cause, or as a result of an objection by either party to the extension of the agreement as described above.  Prior to this agreement, we had an employment contract with Mr. Eror which provided for an annual salary totaling $225,000 and a bonus of up to 50% of base salary, contingent on the Company’s results of operations and Mr. Eror’s performance, as determined by the Board of Directors.

Effective August 1, 2013, we entered into a new employment contract with Michael Garff, our chief operating officer.  This contract provides for an annual salary of $144,000 plus incentive compensation of up to 300,000 shares of common stock and up to $30,000 in cash upon the receipt of regulatory approval in Europe and the United States.  The employment contract also has customary provisions for other benefits and  includes protective provisions in favor of the Company, such as 12-month non-competition and non-solicitation provisions and invention assignment provisions.    The term of the agreement is for a period of three years, and the agreement does not include any severance or change of control provisions.  The agreement may be terminated for cause, as defined in the agreement.  Prior to this agreement, we had an employment contract with Mr. Garff which provided for an annual salary totaling $100,000 plus an incentive bonus contingent on the Company’s results of operations and the chief operating officer’s performance, as determined by the Board of Directors.

2013 Equity Awards

On August 1, 2013, Mr. Eror was awarded 320,000 shares of common stock.  The common stock vested immediately and was valued at $160,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.    150,000 shares of the common stock were awarded pursuant to the incentive compensation provisions of Mr. Eror’s employment agreement for the receipt of European regulatory approval.  The remaining 170,000 shares were issued to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months.  At December 31, 2013, 132,502 shares of the award are not vested.

On August 1, 2013, Mr. Garff was awarded 100,000 shares of common stock.  The common stock vested immediately and was valued at $50,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash. The stock award was pursuant to the provisions of the Mr. Garff’s employment contract, and specifically for the receipt of European regulatory approval.

2013 and 2014 Bonus Compensation

In August 2013, bonuses were paid to the executive officers pursuant to the provisions of their employment agreements.  Specifically, Mr. Eror received a cash bonus of $20,000 and 150,000 shares of common stock as incentive compensation for the receipt of European regulatory approval.  Mr. Garff received a cash bonus of $10,000 and 100,000 shares of common stock as incentive compensation for the receipt of European regulatory approval.

Additionally, Mr. Eror’s employment agreement provides for additional cash compensation of $50,000 and additional equity compensation of 800,000 shares of common stock for the receipt of FDA regulatory approval and for cumulative recognition of $1,000,000 in revenue.  Mr. Garff’s employment agreement provides for additional cash compensation of $20,000 and additional equity compensation of 200,000 shares of common stock for the receipt of FDA regulatory approval.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2013, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven C. Eror (1)	132,502	$66,251

(1)

On August 1, 2013, Mr. Eror was awarded 320,000 shares of common stock.  The common stock was valued at $160,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.  150,000 shares of the common stock were awarded pursuant to the incentive compensation provisions of Mr. Eror’s employment agreement for the receipt of European regulatory approval and vested immediately.  The remaining 170,000 shares were issued to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months.  At December 31, 2013, 132,502 shares of the award are not vested.

Termination/Change of Control Provisions of Employment Agreements

The employment agreements with the named executive officers of the Company do not include any provisions providing for payments upon a change of control.   Mr. Eror’s employment agreements provides for a severance payment to Mr. Eror equal to one third of the base salary in effect at the time of termination if the agreement; provided, however the Company shall not be obligated to pay the severance payment if the agreement is terminated 1) by Mr. Eror, 2) by the Company for cause, or 3) as a result of an objection by either party to the extension of the agreement as described above.

Mr. Garff’s employment agreement does not include severance provisions.

Compensation of Non-Employee Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-employee directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2013:

Compensation Table for Non-Employee Directors

Name &Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Nathan L. Wade, Director	2013	0	60,000(1)	60,000
Wayne Adams, Director	2013	0	67,500(2)	67,500
Dennis Tulane, Director	2013	0	60,000(3)	60,000
Robert Raybould, Director	2013	0	85,000(4)	85,000
Clark Campbell	2013	0	325,000(5)	325,000
Tim Treu	2013	0	60,000(6)	60,000

(1)

On August 1, 2013, Mr. Wade was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 103,336 shares of the award are not vested.

(2)

On August 1, 2013, Mr. Adams was awarded 135,000 shares of common stock.  15,000 shares of this common stock vests over 12 months and 120,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $67,500, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 112,086 shares of the award are not vested.

(3)

On August 1, 2013, Mr. Tulane was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 103,336 shares of the award are not vested.

(4)

On August 1, 2013, Mr. Raybould was awarded 170,000 shares of common stock.  50,000 shares of this common stock vests over 24 months and 120,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $85,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 132,502 shares of the award are not vested.

(5)

On August 1, 2013, Mr. Campbell was awarded 650,000 shares of common stock.  50,000 shares of this common stock vests over 24 months and 600,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $325,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 545,830 shares of the award are not vested.

(6)

On August 1, 2013, Mr. Treu was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2013, 103,336 shares of the award are not vested.

Director Compensation Arrangements

Each member of the Board of Directors is awarded shares of common stock for services on the Board.  Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services.  Shares awarded are issued to the recipient and vest over the term of services.  In the event of early termination of services and not serving for the full term for which the shares were award, a pro rata portion of the shares are required to be returned to the Company.

Specifically, shares of common stock are awarded to directors as follows:

1.

The chairman of the Board of Directors receives an award of 200,000 shares of common stock for each year of service.

2.

Other members of the Board of Directors receive an award of 40,000 shares of common stock for each year of service.

3.

Members of the Board of Directors who also serve on the executive committee receive an additional award of 50,000 shares of common stock for their term of 24 months.

4.

Members of the Board of Directors who also serve on the medical advisory board receive an additional award of 15,000 shares of common stock for each year of service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 17, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 17,923,467 shares of our common stock issued and outstanding as of March 17, 2014. Unless otherwise indicated, the address of each person listed is care of Fresh Medical Laboratories, Inc., 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership(1) (2)	Percent of Class
Steven C. Eror, Chief Executive Officer and Director	Common	1,522,506	8.5%
Michael Garff, Chief Operating Officer	Common	475,000	2.7%
Wayne Adams, Director	Common	275,000	1.5%
Nathan L. Wade, Director	Common	937,857	5.2%
Dennis Tulane, Director	Common	629,424	3.5%
Robert W. Raybould, Director	Common	1,888,015	10.5%
Clark Campbell, Director	Common	909,188	5.1%
Todd Morgan, Director	Common	720,000	4.0%
Tim Treu, Director	Common	420,000	2.3%
All Officers and Directors As a Group (nine persons)	Common	7,776,990	43.1%

Name of 5% Beneficial Owner (other than Officer or Director)
William A. Fresh	Common	2,542,367	14.0%

(1)

The amount of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)

Each member of the Board of Directors is awarded shares of common stock for services on the Board.  Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services.  Shares awarded are issued to the recipient and vest over the term of services.  In the event of early termination of services and not serving for the full term for which the shares were award, a pro rata portion of the shares are required to be returned to the Company.  The amount of unvested shares included in the table above are:  113,387 shares for Mr. Eror; 100,406 shares for Mr. Adams; 94,841 shares for Mr. Wade; 94,841 shares for Mr. Tulane; 113,387 shares for Mr. Raybould; 492,737 shares for Mr. Campbell; 112,445 shares for Mr. Morgan; and 94,841 shares for Mr. Treu.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, in the fiscal year ending December 31, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

•

Any of our directors or officers,

•

Any person proposed as a nominee for election as a director,

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

•

Any of our promoters, and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Certain Relationships and Related Transactions

Since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

Related-Party Notes Payable

As of December 31, 2013, we were obligated under the terms of a promissory note payable to William A. Fresh, a founding shareholder and former member of our Board of Directors, in the amount of $929,536.  The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of December 31, 2013, the balance of accrued interest payable is $172,153. Interest expense for the year ended December 31, 2013 was $103,179.

At December 31, 2013, we were obligated under the terms of a master note agreement payable to Brett M. Error, a nephew of our chief executive officer, in the amount of $356,931. The note is secured by all the assets of the Company, was due on December 31, 2012, and bears interest at 15% per annum.  On March 27, 2014, Mr. Error and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016.  The balance of accrued interest payable at December 31, 2013 was $134,070. Interest expense for the year ended December 31, 2013 was $53,540.

During 2012 and 2013, the Company received advances from Robert W. Raybould, a member of our Board of Directors, in the amounts of $25,000 and $150,000, respectively. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, the Company and Mr. Raybould agreed to convert the advances totaling $175,000 into 350,000 shares of common stock, or $0.50 per share.  There was no interest paid on the advances during the year ended December 31, 2013.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three members of our Board of Directors; Robert W. Raybould, Dennis Tulane, and Nathan L. Wade. The notes were due February through April 2015, bore interest at 8% per annum, and were unsecured. The notes and accrued interest were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion, or if the Company’s stock was not publicly traded, then the conversion price would be the average of the three prior private stock purchases of the Company’s common stock for cash. During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $14,680 were converted into 285,009 shares of the Company’s common stock at $0.50 per share.  The Company recognized a loss on extinguishment of debt of $53,439 as a result of the modification of the conversion price of the promissory notes.  Interest expense for the year ended December 31, 2013 was $9,525.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules.  Under these rules, Steve C. Eror is not independent, and all other directors, namely Wayne Adams, Nathan L. Wade, Dennis Tulane, Robert Raybould, Clark Campbell, Todd Morgan, and Tim Treu and are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Hansen, Barnett & Maxwell, P.C. (“HBM”) and of Eide Bailly, LLP (“Eide Bailly”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.  The resignation of  HBM and our appointment of Eide Bailly was disclosed in that certain Current Report on Form 8-K filed by us with the Commission on September 9, 2013.

	2013	2012
Audit Fees	$41,000	$20,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$41,000	$20,000

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

All Other Fees. All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above.

Our Board of Directors has determined that all non-audit services provided by HBM and Eide Bailly were compatible with maintaining that firm’s audit independence.

The Audit Committee (or the Board of Directors, functioning as the Audit Committee, prior to the establishment of the Audit Committee) has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee), approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2013 and 2012 of the independent auditors to render audit or non-audit services were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.

Financial Statements.  The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated Balance Sheets as of December 31, 2013 and 2012

•

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from November 22, 2004 (date of inception) through December 31, 2013

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 22, 2004 (date of inception) through December 31, 2011, and for the years ended December 31, 2012 and 2013

•

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from November 22, 2004 (date of inception) through December 31, 2013

•

Notes to the Consolidated Financial Statements

2.

Financial Statements Schedule.  Not applicable.

3.

Exhibits.  The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INC.

April 3, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

April 3, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven C. Eror Steven C. Eror	Chief Executive Officer, President and Director	April 3, 2014
/s/ Wayne Adams Wayne Adams	Director	April 3, 2014
Nathan L. Wade	Director
/s/ Dennis Tulane Dennis Tulane	Director	April 3, 2014
/s/ Robert W. Raybould Robert W. Raybould	Director	April 3, 2014
/s/ Clark Campbell Clark Campbell	Director, Chairman of Board of Directors	April 3, 2014
/s/ Tim Treu Tim Treu	Director	April 3, 2014

/s/ Todd Morgan Todd Morgan	Director	April 3, 2014

Exhibit Index

Exhibit Number	Description
3.1	Corrected, Amended and Restated Certificate of Incorporation, as filed on November 15, 2006(1)
3.2	Certificate of Amendment of Certificate of Incorporation, as filed on June 9, 2011(1)
3.3	By-Laws(1)
4.1	Form of Warrant(1)
10.1	Lease Agreement(1)
10.2	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005 (2)
10.2.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(2)
10.2.2	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(2)
10.2.3	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(2)
10.3	Letter of Intent with BioMeridian Corporation dated January 23, 2012(2)
10.4	Master Note with Brett M. Error dated June 30, 2011(2)
10.4.1	Amendment to Master Note with Brett M. Error, dated March 27, 2014*
10.5	Agreement with Headwaters BD, LLC dated January 4, 2012(2)
10.6	Form of Eight Percent Convertible Debenture, dated _______, 2012*
10.7	Revised Master Loan Agreement, issued May 1, 2012 to William A. Fresh*
10.8	Employment Agreement with Steven C. Eror, dated as of August 1, 2013* #
10.9	Employment Agreement with Michael Garff, dated as of August 1, 2013* #
14.1	Company Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

* Filed herewith

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

# Management compensation agreement.

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference with Form 10/A filed April 10, 2012, File No. 12594347.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Eide Bailly LLP, Independent Registered Public Accounting Firm, for the Year Ended December 31, 2013	F-2

Report of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm, for the Year Ended December 31, 2012	F-3

Consolidated Balance Sheets – December 31, 2013 and 2012	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through December 31, 2013	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from November 22, 2004 (Date of Inception) through December 31, 2011, and for the Years Ended December 31, 2012 and 2013	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and for the Period from November 22, 2004 (Date of Inception) through December 31, 2013	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Fresh Medical Laboratories, Inc. and subsidiary (collectively a development stage company) (referred to herein as “the Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from November 22, 2004 (date of inception) through December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Fresh Medical Laboratories, Inc. and subsidiary for the cumulative period from November 22, 2004 (date of inception) through December 31, 2012, were audited by other auditors whose report, dated July 15, 2013, included an explanatory paragraph stating there was substantial doubt regarding the Company’s ability to continue as a going concern.  Our opinion, insofar as it relates to the period from November 22, 2004 (date of inception) through December 31, 2012, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors referred to in the first paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Medical Laboratories, Inc. and subsidiary (a development stage company) as of December 31, 2013 and the consolidated results of their operations, and their cash flows for the year ended December 31, 2013 and for the period from November 22, 2004 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and during the years ended December 31, 2013 and 2012, it incurred losses from operations and had negative cash flows from operating activities.  As of December 31, 2013, the Company had negative working capital and a stockholders’ deficit.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Eide Bailly LLP

Salt Lake City, Utah

April 2, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Fresh Medical Laboratories, Inc. and subsidiary (collectively a development stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from November 22, 2004 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Medical Laboratories, Inc. and subsidiary (a development stage company) as of December 31, 2012, and the results of their operations and their cash flows for the year then ended and for the period from November 22, 2004 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and during the year ended December 31, 2012, it incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2012, the Company had negative working capital and a stockholders’ deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

July 15, 2013

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets
Cash	$87,082	$2,876
Inventory	11,610	-
Total Current Assets	98,692	2,876

Office Equipment
Computer equipment	7,228	11,486
Office furniture	3,800	3,800
	11,028	15,286
Accumulated depreciation	(4,727)	(1,958)
Net Office Equipment	6,301	13,328

Total Assets	$104,993	$16,204

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$83,963	$190,110
Accrued liabilities	330,884	230,479
Related-party notes payable, current portion	356,931	381,931
Convertible notes payable, current portion	-	70,588
Total Current Liabilities	771,778	873,108

Long-Term Liabilities
Related-party notes payable, net of current portion	929,536	929,536
Convertible notes payable	180,000	454,000
Convertible notes payable - related party	-	127,822
Total Long-Term Liabilities	1,109,536	1,511,358

Total Liabilities	1,881,314	2,384,466

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;15,980,028 shares and 11,452,675 shares issued and outstanding, respectively	15,980	11,452
Additional paid-in capital	6,793,934	4,973,557
Deficit accumulated during the development stage	(8,586,235)	(7,353,271)
Total Stockholders' Equity (Deficit)	(1,776,321)	(2,368,262)

Total Liabilities and Stockholders' Equity (Deficit)	$104,993	$16,204

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		For the Period from November 22, 2004 (Date of Inception) Through
			December 31,
	2013	2012	2013
Licensing income	$115,000	$-	$215,000

Research and development expense	798,386	861,520	5,985,178
General and administrative expense	258,954	415,802	1,932,198
Total expenses	1,057,340	1,277,322	7,917,376

Loss from operations	(942,340)	(1,277,322)	(7,702,376)

Other income (expense)
U.S. government grant income	-	-	249,479
Loss on extinguishment of debt, net	(96,371)	-	(79,170)
Interest expense	(194,253)	(248,361)	(1,054,168)
Net other income (expense)	(290,624)	(248,361)	(883,859)

Net loss	$(1,232,964)	$(1,525,683)	$(8,586,235)

Basic and diluted loss per share	$(0.10)	$(0.14)

Weighted-average common shares outstanding	12,421,076	10,706,366

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from November 22, 2004 (Date of Inception) through December 31, 2011 and For the Years Ended December 31, 2012 and 2013

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, November 22, 2004 (date of inception)	-	$-	$-	$-	$-
Common stock issued for compensation at $0.32 per share; 2005	320,000	320	102,080	-	102,400
Common stock issued for cash at $0.32 per share; 2005	1,770,017	1,770	563,230	-	565,000
Common stock issued for compensation at $0.32 per share; 2006	32,000	32	10,208	-	10,240
Common stock issued for cash at $0.32 per share; 2006	1,109,983	1,110	353,203	-	354,313
Common stock issued for compensation at $0.32 per share; 2007	363,385	363	115,920	-	116,283
Interest on notes payable at $0.32 per share; 2007	16,000	16	5,104	-	5,120
Issuance of 58,439 warrants for interest on notes payable; 2007	-	-	18,653	-	18,653
Common stock issued for compensation at $0.32 per share; 2008	300,000	300	95,700	-	96,000
Issuance of 30,000 warrants for compensation; 2008	-	-	4,153	-	4,153
Common stock issued for compensation at $.50 per share; 2009	302,000	302	39,098	-	39,400
Common stock issued for compensation at $0.65 per share; 2009	354,654	355	230,170	-	230,525
Common stock issued for extension of notes payable at $0.65 per share; 2009	9,000	9	5,841	-	5,850
Issuance of 40,000 warrants for settlement of loan origination fees; 2009	-	-	20,430	-	20,430
Issuance of 25,000 warrants for compensation; 2009	-	-	9,196	-	9,196
Issuance of 30,000 warrants for extension of notes payable; 2009	-	-	14,762	-	14,762
Common stock issued for cash at $0.50 per share; 2009	745,000	745	371,755	-	372,500
Common stock issued for cash at $0.65 per share; 2009	143,085	142	92,863	-	93,005
Common stock issued for cash at $0.60 per share; 2009	3,077	3	1,847	-	1,850
Conversion of accrued liabilities at $0.50 per share; 2009	294,652	295	147,031	-	147,326
Stock-based compensation; 2009	-	-	94,844	-	94,844
Common stock issued for cash at $0.65 per share; 2010	72,193	72	46,853	-	46,925
Common stock and 180,000 warrants issued for cash at $0.50 per share; 2010	900,000	900	449,100	-	450,000
Common stock issued for compensation at $0.65 per share; 2010	688,397	688	56,770	-	57,458
Common stock issued for compensation at $0.43 per share; 2010	175,317	176	19,310	-	19,486
Common stock and 97,898 warrants issued for conversion of notes payable and accrued interest at $0.50 per share; 2010	489,491	490	246,624	-	247,114
Common stock issued for cash at $0.57 per share; 2010	15,000	15	8,463	-	8,478
Common stock issued for extension of notes payable at $0.65 per share; 2010	15,000	15	9,735	-	9,750
Exercise of warrants; 2010	70,000	70	(70)	-	-
Stock-based compensation; 2010	-	-	445,471	-	445,471
Common stock issued for cash at $0.65 per share: 2011	10,000	10	6,490	-	6,500
Common stock issued for cash at $0.50 per share: 2011	507,930	508	253,457	-	253,965
Common stock issued for cash and a $60,000 receivable from a shareholder, at $0.30 per share; 2011	950,002	950	288,050	-	289,000
Common stock issued for extension of notes payable at $0.50 per share; 2011	50,000	50	24,950	-	25,000
Stock-based compensation; 2011	715,535	715	292,606	-	293,321
Net loss for the period from November 24 2004 (date of inception) through December 31, 2011	-	-	-	(5,827,588)	(5,827,588)
Balance, December 31, 2011	10,421,718	10,421	4,443,897	(5,827,588)	(1,373,270)
Stock-based compensation	703,000	703	241,865	-	242,568
Fair value of warrants issued for extension of notes payable	-	-	25,757	-	25,757
Common stock issued for conversion of notes and accrued interest	323,493	324	258,471	-	258,795
Common stock issued for services at $0.80 per share	4,464	4	3,567	-	3,571
Net loss for the year	-	-	-	(1,525,683)	(1,525,683)
Balance, December 31, 2012	11,452,675	11,452	4,973,557	(7,353,271)	(2,368,262)
Stock-based compensation	1,849,146	1,850	289,862	-	291,712
Common stock issued for conversion of notes and accrued interest	1,234,457	1,234	789,959	-	791,193
Common stock issued for cash at $0.50 per share	1,443,750	1,444	740,556	-	742,000
Net loss for the year	-	-	-	(1,232,964)	(1,232,964)
Balance, December 31, 2013	15,980,028	$15,980	$6,793,934	$(8,586,235)	$(1,776,321)

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
( A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		For the Period from November 22, 2004 (Date of Inception) Through
			December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,232,964)	$(1,525,683)	$(8,586,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,741	1,958	6,699
Loss on disposition of computer equipment	3,300	-	3,300
Loss on extinguishment of debt	96,371	-	79,170
Stock-based compensation	291,712	271,895	2,088,234
Amortization of debt discount	-	16,636	88,239
Change in assets and liabilities:			-
Inventory	(11,610)	-	(11,610)
Accounts payable	(106,147)	100,642	83,963
Accrued liabilities	142,817	219,313	965,564
Net cash used in operating activities	(811,780)	(915,239)	(5,282,676)

Cash flows from investing activities:
Purchase of office equipment	(1,014)	(15,286)	(16,300)
Net cash used in investing activities	(1,014)	(15,286)	(16,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	742,000	60,000	3,175,058
Checks written in excess of bank balance	-	(3,592)	-
Payments of related-party payable	-	(12,007)	-
Proceeds from issuance of convertible notes payable	5,000	739,000	744,000
Proceeds from issuance of related-party notes payable	150,000	150,000	1,492,000
Principal payments on related-party notes payable and long-term debt	-	-	(25,000)
Net cash provided by financing activities	897,000	933,401	5,386,058

Net increase in cash	84,206	2,876	87,082
Cash at beginning of period	2,876	-	-
Cash at end of period	$87,082	$2,876	$87,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Accrued interest converted to note payable	$-	$132,387
Long-term debt and accrued interest converted to common stock	$791,193	$258,795

See accompanying notes to consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004. On September 10, 2012, the Company filed an application to do business as ProLung.  The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company is in the development stage and its activities to date consist of research and development, developing markets for its products, securing strategic alliances, and obtaining financing. In April 2013, the Company entered into an agreement to license its technology to a distributor for the China market.  In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the Company’s device in the European Union and certain other countries.  In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Development Stage – The Company is in the development stage and its activities to date consist of research and development, developing markets for its products, securing strategic alliances, and obtaining financing.  For the period from November 22, 2004 (date of inception) to December 31, 2013, the Company has not generated significant revenues from operations and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of FASB ASC 915-10-05, Accounting and Reporting by Development Stage Enterprises.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s products are not yet fully developed. The Company has generated minimal revenues from operations, has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the years ended December 31, 2013 and 2012, and cumulative from inception through December 31, 2013. Additionally, the Company had negative working capital and a stockholders’ deficit as of December 31, 2013 and 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. However, there can be no assurance the Company will be successful in these efforts.  Subsequent to December 31, 2013, the Company has obtained additional financing, as further discussed in Note 10.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments – Related-party notes payable bear interest rates that are not market interest rates given the risks associated with a company in the development stage. The conversion terms and risks associated with a company in the development stage also cause the interest rate borne by the convertible notes payable to unrelated parties to not approximate a market interest rate for similar instruments. However, due to the relatively short terms remaining to the notes’ maturity dates as of December 31, 2013, the carrying value of the related-party notes payable and the convertible notes payable approximates their fair value.

Research and Development – The Company expenses research and development costs as incurred.  Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, legal fees associated with the Company’s intellectual property, and materials and supplies.

Inventory – Inventory consists of materials purchased during the quarter ended December 31, 2013 for the initial assembly of the Company’s product which has received regulatory approval in Europe.  The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable.  Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Office Equipment – Office Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years. Depreciation expense for the years ended December 31, 2013 and 2012 was $4,741 and $1,958, respectively.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases,  and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.  At December 31, 2013, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of December 31, 2013, there were warrants to purchase 576,650 shares of common stock outstanding, 1,297,722 non-vested shares of common stock and $180,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of December 31, 2012, there were warrants to purchase 566,337 shares of common stock outstanding, 130,000 non-vested shares of common stock, $524,588 of convertible notes payable, and $127,822 of convertible notes payable to related parties that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Reclassifications – Certain amounts in the accompanying consolidated financial statements as of December 31, 2012 and for the year then ended have been reclassified in the current presentation to conform to the presentation as of December 31, 2013 and for the year then ended.  These reclassifications had no effect on the total amount of assets, liabilities, or of stockholders’ deficit as of December 31, 2012, and had no effect on the amount of net loss, or on the basic and diluted loss per common share for the year ended December 31, 2012.

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective January 1, 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2013	2012

Accrued interest	$329,128	$177,287
Accrued payroll and payroll taxes	1,756	53,192

Total accrued liabilities	$330,884	$230,479

Note 3 – Related-Party Notes Payable

As of December 31, 2013 and 2012, the Company was obligated under the terms of a promissory note payable to a founding shareholder and former member of its board of directors in the amount of $929,536.  The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of December 31, 2013 and 2012, the balance of accrued interest payable was $172,153 and $68,974, respectively. Interest expense for the years ended December 31, 2013 and 2012 was $103,179 and $98,574, respectively.

At December 31, 2013 and 2012, the Company was obligated under the terms of a master note payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company, was due on December 31, 2012, and bears interest at 15% per annum.  The note holder has not filed a notice of default.  On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016.  The balance of accrued interest payable at December 31, 2013 and 2012 was $134,070 and 80,530, respectively. Interest expense for each of the years ended December 31, 2013 and 2012 was $53,540.

During 2012 and 2013, the Company received advances from a member of its board of directors in the amounts of $25,000 and $150,000, respectively. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, the advances totaling $175,000 were converted into 350,000 shares of common stock, or $0.50 per share.  There was no interest paid on the advances during the years ended December 31, 2013 or 2012.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three members of the board of directors. The notes were due February through April 2015, bore interest at 8% per annum, and were unsecured. The notes and accrued interest were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion, or if the Company’s stock was not publicly traded, then the conversion price would be the average of the three prior private stock purchases of the Company’s common stock for cash. During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $14,680 were converted into 285,009 shares of the Company’s common stock at $0.50 per share.  The Company recognized a loss on extinguishment of debt of $53,439 as a result of the modification of the conversion price of the promissory notes.  Interest expense for the years ended December 31, 2013 and 2012 was $9,525 and $5,155, respectively.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Notes payable to related parties are summarized as follows at December 31:

	2013	2012

Related-Party Notes Payable:
Note payable to a former director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536

Note payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due December 31, 2012	356,931	356,931

Advances payable to a director	-	25,000

Total Related-Party Notes Payable	1,286,467	1,311,467

Less: Current Portion	356,931	381,931

Long-Term Related Party Notes Payable	$929,536	$929,536

Long-Term Convertible Related-Party Notes Payable:
Convertible notes payable to related parties; unsecured; interest at 8% per annum	$-	$127,822

Note 4 – Convertible Notes Payable

In March 2012, the Company issued two notes payable to unrelated parties. The two notes had an aggregate principal balance of $60,000 and an aggregate carrying value of $70,588. The notes bore interest at 8%, were unsecured, and matured on October 1, 2013. The notes were convertible into common stock at 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock was not publicly traded, then the price would be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $7,686 was converted into 135,371 shares of the Company’s common stock at $0.50 per share.

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock, principally at $0.70 per share.  During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock, principally at $0.50 per share.  The Company recognized a loss on extinguishment of debt of $42,931 as a result of the modification of the conversion price of certain of the promissory notes.  The balance due on the notes payable was $180,000 and $454,000 at December 31, 2013 and 2012, respectively.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Convertible notes payable are summarized as follows at December 31:

	2013	2012

Convertible Notes Payable:
Convertible notes payable; unsecured; interest at 8% per annum	$-	$70,588

Convertible notes payable; unsecured; interest at 8% per annum; due June through August 2015	180,000	454,000

Total Convertible Notes Payable	180,000	524,588

Less: Current Portion	-	70,588

Long-Term Convertible Notes Payable	$180,000	$454,000

Note 5 – Preferred Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2013, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 6 – Common Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.001 per share.

Common Stock and Warrants Issued for Cash

At December 31, 2011, the Company had a $60,000 receivable from a shareholder from the issuance of common stock. The receivable was collected in January 2012.

During the year ended December 31, 2013, the Company issued 1,443,750 shares of common stock and warrants for the purchase of 10,313 shares of common stock for cash (none in 2012).  Proceeds from the issuances total $742,000, principally at $0.50 per share.  The warrants are exercisable at $0.80 per share for a period of ten years.

Common Stock Issued for Services

During the years ended December 31, 2013 and 2012, the Company issued 9,860 shares and 707,464 shares, respectively, to employees, directors, and contractors as compensation for current services.  The Company recognized share-based compensation of $4,930 ($0.50 per share) and $219,471 (principally at $0.30 per share) for the years ended December 31, 2013 and 2012, respectively.

The Company issues non-vested common stock to various employees and directors as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements.  On August 1, 2013, the Company issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services (none issued in 2012).  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was issued to third parties for cash.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

A summary of the status of the Company’s non-vested shares as of December 31, 2013 and changes during the year then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2012	130,000	$0.30
Awarded	1,839,286	0.50
Vested	(671,564)	0.43

Balance at December 31, 2013	1,297,722	$0.50

As of December 31, 2013 and 2012, there was $648,861 and $16,000, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements awarded to directors, employees, and consultants. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $286,782 and $26,668, respectively.

Total share-based compensation expense for the years ended December 31, 2013 and 2012 has been included in the consolidated statements of operations as follows:

	2013	2012

Research and development expense	$191,548	$-
General and administrative expense	100,164	271,895

Total share-based compensation	$291,712	$271,895

Note 7 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, and for cash. The fair value of warrants issued for consulting services was estimated on the date of issuance using the Black-Scholes option pricing model and was recognized as consulting expense at that date, which was the date the warrants were first exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests, which is usually the date of issuance, and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant.

For the year ended December 31, 2013, the Company issued warrants to purchase 10,313 shares of common stock in connection with the issuance of common stock for cash.  The warrants issued have an exercise price of $0.80 per share and are exercisable for a term of ten years.

For the year ended December 31, 2012, the Company issued warrants to purchase 150,000 shares of common stock in connection with the extension of the due date of a note payable. The warrants issued had an exercise price of $0.80 per share with a 10 year term and immediate vesting. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.30; expected term of 5 years; expected volatility of 97%; and risk-free interest rate of 0.64%. The total fair value of the warrants issued was calculated at $25,757.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

A summary of warrant activity for the year ended December 31, 2013 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2012	566,337	$0.54	7.6 years	$160,207
Issued	10,313	$0.80
Exercised	-	$-
Expired	-	$-

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306

The year-end intrinsic value at December 31, 2013 is calculated at $0.50 per share, based on the last price for which the Company issued shares of common stock for cash.

Note 8 – Income Taxes

The Company provides for income taxes using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2013 and 2012:

	2013	2012

Operating loss carry forwards	$2,370,617	$2,057,935
Research credit carryforwards	11,858	11,858
Other	(1,209)	(2,650)
Valuation allowance	(2,381,266)	(2,067,143)

Net Deferred Tax Assets	$-	$-

As of December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.  A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2013 and 2012 is set forth below:

	2013	2012

Benefit at federal statutory rate (34%)	$(419,208)	$(518,732)
State income tax benefit, net of federal tax	(27,791)	(39,187)
Stock-based compensation	99,182	91,231
Non-deductible financing costs	-	22,576
Loss on extinguishment of debt	32,766	-
Research credits	-	(11,858)
Other differences	928	1,176
Change in valuation allowance	314,123	454,794

Benefit from Income Taxes	$-	$-

As of December 31, 2013, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $6.4 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2033. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company.  The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2009.  The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2007.  During the years ended December 31, 2013 and 2012, the Company did not recognize interest and penalties.

Note 9 – Commitments and Contingencies

Lease Agreement – The Company leases office space under a non-cancelable operating lease that expires in July 2014.  Current monthly rental payments are $2,888 per month.  Lease expense charged to operations for the years ended December 31, 2013 and 2012 was $31,908 and $29,512, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company has agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.

Note 10 – Subsequent Events

Common Stock Issued for Cash

During the period subsequent to December 31, 2013 through the date of issuance of the consolidated financial statements, the Company issued, 1,770,000 shares of common stock for cash.  Proceeds from the issuances total $885,000, or $0.50 per share.

Common Stock Issued for Services

On January 8, 2014, the Company issued 120,000 shares of common stock to a new member of the board of directors for future services to be rendered over the following three years.  The shares were valued at $60,000, or $0.50 per share.

Common Stock Issued for Exercise of Common Stock Warrant

On February 25, 2014, a founding shareholder exercised a warrant to purchase 53,439 shares of common stock for $53, or $0.001 per share.

Extension of Maturity Date of Master Note Payable to a Related Party

On March 27, 2014, the note holder and the Company entered into an amendment of the master note described in Note 3 to these consolidated financial statements to extend the maturity date of the note from December 31, 2012 to June 30, 2016.