Form 10-Q
period 2014-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2014-05-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2014, the issuer had 17,958,888 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets
Cash	$475,581	$87,082
Inventory	115,205	11,610
Prepaid expenses	10,850	-
Total Current Assets	601,636	98,692

Property and equipment, net of accumulated depreciation	41,732	6,301

Total Assets	$643,368	$104,993

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$146,084	$83,963
Accrued liabilities	304,079	330,884
Related-party notes payable, current portion	-	356,931
Total Current Liabilities	450,163	771,778

Long-Term Liabilities
Related-party notes payable, net of current portion	1,286,467	929,536
Convertible notes payable	155,000	180,000
Total Long-Term Liabilities	1,441,467	1,109,536

Total Liabilities	1,891,630	1,881,314

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;17,958,888 shares and 15,980,028 shares issued and outstanding, respectively	17,959	15,980
Additional paid-in capital	7,772,388	6,793,934
Deficit accumulated during the development stage	(9,038,609)	(8,586,235)
Total Stockholders' Equity (Deficit)	(1,248,262)	(1,776,321)

Total Liabilities and Stockholders' Equity (Deficit)	$643,368	$104,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from November 22, 2004 (Date of Inception) Through March 31,
	2014	2013	2014
Licensing income	$-	$-	$215,000

Research and development expense	190,121	136,735	6,175,299
General and administrative expense	220,169	61,064	2,152,367
Total expenses	410,290	197,799	8,327,666

Loss from operations	(410,290)	(197,799)	(8,112,666)

Other income (expense)
U.S. government grant income	-	-	249,479
Loss on extinguishment of debt, net	-	-	(79,170)
Interest expense	(42,084)	(50,128)	(1,096,252)
Net other income (expense)	(42,084)	(50,128)	(925,943)

Net loss	$(452,374)	$(247,927)	$(9,038,609)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted-average common shares outstanding	16,005,194	11,614,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2013 and 2014
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, December 31, 2012	11,452,675	$11,452	$4,973,557	$(7,353,271)	$(2,368,262)
Stock-based compensation	-	-	4,875	-	4,875
Common stock issued for conversion of notes and accrued interest at $0.80 per share	129,768	130	103,454	-	103,584
Common stock and warrants issued for cash at $0.80 per share	68,750	69	54,431	-	54,500
Net loss	-	-	-	(247,927)	(247,927)
Balance, March 31, 2013	11,651,193	$11,651	$5,136,317	$(7,601,198)	$(2,453,230)

Balance, December 31, 2013	15,980,028	$15,980	$6,793,934	$(8,586,235)	$(1,776,321)
Stock-based compensation	120,000	120	66,923	-	67,043
Common stock issued for conversion of notes and accrued interest at $0.80 per share	35,421	36	28,301	-	28,337
Common stock issued for cash at $0.50 per share	1,770,000	1,770	883,230	-	885,000
Common stock issued for exercise of warrants at $0.001 per share	53,439	53	-	-	53
Net loss	-	-	-	(452,374)	(452,374)
Balance, March 31, 2014	17,958,888	$17,959	$7,772,388	$(9,038,609)	$(1,248,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
( A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from November 22, 2004 (Date of Inception) Through March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(452,374)	$(247,927)	$(9,038,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	919	1,274	7,618
Loss on disposition of computer equipment	-	-	3,300
Loss on extinguishment of debt	-	-	79,170
Stock-based compensation	67,043	4,875	2,155,277
Amortization of debt discount	-	-	88,239
Change in assets and liabilities:
Inventory	(103,595)	-	(115,205)
Prepaid expenses	(10,850)	-	(10,850)
Accounts payable	62,121	38,678	146,084
Accrued liabilities	(23,468)	52,018	942,096
Net cash used in operating activities	(460,204)	(151,082)	(5,742,880)

Cash flows from investing activities:
Purchase of equipment and furniture	(36,350)	-	(52,650)
Net cash used in investing activities	(36,350)	-	(52,650)

Cash flows from financing activities:
Proceeds from issuance of common stock	885,000	54,500	4,060,058
Proceeds from exercise of warrants to purchase common stock	53	-	53
Proceeds from issuance of convertible notes payable	-	-	744,000
Proceeds from issuance of related-party notes payable	-	100,000	1,492,000
Principal payments on related-party notes payable and long-term debt	-	-	(25,000)
Net cash provided by financing activities	885,053	154,500	6,271,111

Net increase in cash	388,499	3,418	475,581
Cash at beginning of period	87,082	2,876	-
Cash at end of period	$475,581	$6,294	$475,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,196	$-
Supplemental disclosure of non-cash financing activities:
Long-term debt and accrued interest converted to common stock	$28,337	$103,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung” in the United States and as “Freshmedx” outside the United States. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company is in the development stage and its activities to date have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing. The Company has developed, tested, and is commercializing its non-invasive lung cancer diagnostic test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”). In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market. In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries. In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not be indicative of the results to be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013, has been derived from the Company’s annual consolidated financial statements.

Business Condition – The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues from operations, has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the three months ended March 31, 2014 and during the year ended December 31, 2013. Additionally, the Company had a stockholders’ deficit as of March 31, 2014 and December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing and operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. Additionally, the Company expects to commence selling the EPN Scan in the near future. However, there can be no assurance the Company will be successful in these efforts. During the three months ended March 31, 2014, the Company obtained additional financing and extended the due date of a note payable in the amount of $356,931, which changed the note payable from a current liability to a long-term liability, and as a result, the Company has positive working capital as of March 31, 2014.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2014, there were warrants to purchase 523,211 shares of common stock outstanding, 1,283,635 non-vested shares of common stock and $155,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive. As of March 31, 2013, there were warrants to purchase 576,650 shares of common stock outstanding, 42,500 non-vested shares of common stock, $424,588 of convertible notes payable, and $127,822 of convertible notes payable to related parties that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications – Certain amounts of operating expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three months ended March 31, 2014. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three months ended March 31, 2013.

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

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the quarters ended March 31, 2014 and December 31, 2013 for the initial assembly of the EPN Scan which has received regulatory approval in Europe. The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable. Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Inventory cost included in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 totaled $115,205 and $11,610, respectively.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

Computer equipment	$7,228	$7,228
Office equipment	3,800	3,800
Tooling	36,350	-

	47,378	11,028
Less accumulated depreciation	(5,646)	(4,727)

Property and equipment, net	$41,732	$6,301

In January 2014, the Company ordered tooling having a total cost of $72,700, of which a deposit of $36,350 was paid during the three months ended March 31, 2014. The tooling will be for the purpose of manufacturing the EPN Scan case, and has been received and placed into service in April 2014. Depreciation of the tooling will commence on the date that the tooling was placed into service, over an expected useful life of five years.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013

Accrued interest	$300,679	$329,128
Accrued payroll and payroll taxes	3,400	1,756

Total accrued liabilities	$304,079	$330,884

Note 5 – Related-Party Notes Payable

As of March 31, 2014 and December 31, 2013, the Company was obligated under the terms of a promissory note payable to a founding shareholder and former member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of March 31, 2014 and December 31, 2013, the balance of accrued interest payable was $180,398 and $172,153, respectively. The Company paid accrued interest of $17,196 during the quarter ended March 31, 2014. Interest expense for the three months ended March 31, 2014 and 2013 was $25,441 for each period.

At March 31, 2014 and December 31, 2013, the Company was obligated under the terms of a master note payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016. The balance of accrued interest payable at March 31, 2014 and December 31, 2013 was $97,272 and $134,070, respectively. The Company paid accrued interest of $50,000 during the quarter ended March 31, 2014. Interest expense for the three months ended March 31, 2014 and 2013 was $13,202 and $13,202, respectively.

During the three months ended March 31, 2013, the Company received advances from a member of its board of directors in the amounts of $100,000. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, these and other advances totaling $175,000 were converted into 350,000 shares of common stock, or $0.50 per share. There was no interest paid on the advances during the periods that the advances were outstanding.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three members of the board of directors. The notes were due February through April 2015, bore interest at 8% per annum, and were unsecured. The notes and accrued interest were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion, or if the Company’s stock was not publicly traded, then the conversion price would be the average of the three prior private stock purchases of the Company’s common stock for cash. During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $14,680 were converted into 285,009 shares of the Company’s common stock at $0.50 per share. The Company recognized a loss on extinguishment of debt of $53,439 as a result of the modification of the conversion price of the promissory notes. Interest expense for the three months ended March 31, 2013 was $2,521.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable to related parties are summarized as follows:

	March 31,	December 31,
	2014	2013

Related-Party Notes Payable:
Note payable to a former director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536
Note payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Total Related-Party Notes Payable	1,286,467	1,286,467

Less: Current Portion	-	356,931

Long-Term Related Party Notes Payable	$1,286,467	$929,536

Note 6 – Convertible Notes Payable

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

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock, principally at $0.70 per share. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock, principally at $0.50 per share. The Company recognized a loss on extinguishment of debt of $42,931 as a result of the modification of the conversion price of certain of the promissory notes. During the three months ended March 31, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the convertible notes payable was $155,000 and $180,000 at March 31, 2014 and December 31, 2013, respectively.

Note 7 – Preferred Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of March 31, 2014 and December 31, 2013, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Common Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.001 per share.

Common Stock and Warrants Issued for Cash

During the three months ended March 31, 2013, the Company issued 68,750 shares of common stock and warrants for the purchase of 10,313 shares of common stock for cash. Proceeds from the issuances total $54,500, principally at $0.80 per share. The warrants are exercisable at $0.80 per share for a period of ten years.

During the three months ended March 31, 2014, the Company issued 1,770,000 shares of common stock for cash. Proceeds from the issuances totaled $885,000, or $0.50 per share.

Common Stock Issued Pursuant to the Exercise of Stock Warrants

On February 25, 2014, the Company issued 53,439 shares of common stock to a founding shareholder of the Company pursuant to his exercise of warrants to purchase common stock at $0.001 per share. Proceeds from the exercise were $53.

Common Stock Issued for Services

The Company issues non-vested common stock to various employees and directors as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements. On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services. These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties for cash.

A summary of the status of the Company’s non-vested shares as of March 31, 2014 and changes during the three months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2013	1,297,722	$0.50
Awarded	120,000	0.50
Vested	(134,087)	0.50

Balance at March 31, 2014	1,283,635	$0.50

As of March 31, 2014 and December 31, 2013, there was $641,818 and $648,861, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements awarded to directors, employees, and consultants. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three months ended March 31, 2014 and December 31, 2013 was $67,043 and $4,875, respectively.

Total share-based compensation expense for the three months ended March 31, 2014 and 2013 has been included in the condensed consolidated statements of operations as follows:

	2014	2013

Research and development expense	$31,639	$-
General and administrative expense	35,404	4,875

Total share-based compensation	$67,043	$4,875

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Common Stock Warrants

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

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306
Issued	-	$-
Exercised	(53,439)	$0.001
Expired	-	$-

Outstanding at March 31, 2014	523,211	$0.60	6.7 years	$17,640

The year-end intrinsic value at March 31, 2014 is calculated at $0.50 per share, based on the last price for which the Company issued shares of common stock for cash.

Note 10 – Master Services Agreement with Related Party

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services (the “Consultant”). The Consultant is owned and managed by a director of the Company. The term of the Agreement is for one year following the effective date; however the Agreement may be terminated by either party with thirty days prior written notice.

The Agreement provides for the issuance of work orders by the Company to the Consultant. On January 13, 2014, the Company issued an initial work order to determine system requirements, project scope, project plan, and budget for the development on an Internet-based customer service portal. This work order was completed in March 2014 for a fixed fee of $8,500.

On March 26, 2014, the Company issued a second work order to the Consultant for the development, testing, and deployment of the Internet-based customer service portal. The second work order is to be completed in four phases (prototype completion, development completion, testing completion, and deployment) with estimated completion dates through July 25, 2014 for the four phases. The total cost for the services and expenses under the second work order is $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone. 15% of the cost for services and expenses under the second work order will be paid through issuance of shares of the Company’s common stock, subject to the approval of the board of directors.

The costs incurred pursuant to the two work orders under the Agreement will be accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software. Accordingly, the costs for the initial work order related to the preliminary project stage have been charged to research and development expense during the three months ended March 31, 2014. No costs have been incurred under the second work order as of March 31, 2014. The costs related to the development, the testing, and the deployment of the Internet-based customer service portal will be capitalized as property and equipment and amortized on a straight-line basis over the estimated useful life of the technology, with periodic evaluation for impairment.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Subsequent Events

Lease Agreement

In April 2014, the Company entered into a new lease agreement with its landlord, expanding the amount office space that it occupies at 757 East South Temple, Salt Lake City, Utah to approximately 4,657 square feet. The new lease agreement is effective August 1, 2014 and has a term of three years, with an option to renew for an additional three years. Monthly rental payments under the non-cancelable lease will be $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

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

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, adverse results from testing or use of the Company products, adverse developments in the Company’s efforts to obtained marketing approval in the United States and other countries, adverse litigation and regulatory action related to the Company’s products or operations, any failures by the Company to pay debts and other payables as they come due, any inability of the Company to raise capital or the Company being forced to raise capital on onerous terms, unanticipated delays in the development of our products, the absence of market acceptance or installation of our products and services; adverse changes in government regulations; the unavailability of management and other key personnel and adverse developments in relationships with third-party equipment suppliers. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLung in the United States and Freshmedx in Europe. ProLung™ is a medical device company that has developed, tested, and is commercializing its non-invasive lung cancer diagnostic test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”. The EPN Scan was designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer. Previously, the EPN Scan was known as the Freshmedx or ProLung test.

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

We plan to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. We will need to fund expansion and market growth by raising capital over the next two (2) years. The amount of capital needed could change based on the opportunities available to us and the ability to expand our markets.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Operating Expenses. Total operating expenses for general and administrative expense and for research and development expense for the three months ended March 31, 2014 were $410,290, compared to the total operating expenses for the three months ended March 31, 2013, of $197,799, representing an increase of $212,491. This increase was principally due to 1) an increase of $58,436 for professional fees, principally for auditing, accounting, and consulting services; 2) an increase of $69,235 for travel and meal costs, primarily related to European travel in connection with marketing efforts of our products which received regulatory approval in 2013; 3) an increase of $62,168 in stock-based compensation related to the amortization of compensation arising from stock issuances in August 2013 and January 2014 that vest for periods of up to 36 months; and 4) an increase of $22,652 in various other operating expenses. Operating expenses have been classified by management as either general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $42,084 for the three months ended March 31, 2014, as compared to net expense of $50,128 for the three months ended March 31, 2013. Other income (expense) for the three months ended March 31, 2014 and 2013 solely consists of interest expense. Interest expense consists of interest incurred on notes payable with related parties and other investors. The decrease in interest expense of $8,044 between 2014 and 2013 is principally due to a decrease of $407,411 in the principle balance of interest-bearing convertible notes outstanding at March 31, 2014 compared March 31, 2013, as a result of the conversion of notes payable into common stock between those two dates.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2014 and 2013:

	2014	2013

Cash	$475,581	$6,294

Current assets	$601,636	$6,294
Current liabilities	(450,163)	(1,060,220)

Working capital (deficit)	$151,473	$(1,053,926)

We are now executing plans to enter the European market through indirect or distributor channels for the marketing and sale of our EPN Scanner and EPN Scan Kit. The initial step requires the expenditure of an estimated $0.6 million, over a period of six months, to establish initial sales and create cash flow. Funds have been raised and are earmarked for this purpose.

We also plan to seek FDA 510(k) regulatory clearance, as well as the completion of the placement of investigational ProLung Test devices at hospitals in connection with ongoing clinical trials. The completion of this initial step, if it occurs, permits us us sell our product in the United States. If our FDA 510 (k) petition is granted, we plan to convert hospitals with investigational placements of our diagnostic to commercial installations selling our ProLung Test. The funds required for United States market launch are estimated to be approximately $1.0 million. The source of funds for this purpose, and for ordinary operations are expected to be obtained through the sales of our products and services in Europe and from the sale of debt and equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

•

our ability to obtain regulatory approval in markets outside of Europe;

•

our ability to successfully commercialize our EPN Scan, EPN Scanner and related products and the market acceptance of these products;

•

the pace of our orders, if any, and the pricing and payment terms of those orders;

•

whether we commence generating sales revenue and the pace of revenue growth;

•

our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;

•

the cost of manufacturing and production scale-up;

•

our financial results;

•

the cost and availability of capital generally; and

•

the occurrence of unexpected adverse expenses or events.

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of March 31, 2014, our outstanding debt financing includes the following notes payable.

Related-Party Notes Payable

As of March 31, 2014, we were obligated under the terms of a promissory note payable to a founding shareholder and former member of our Board of Directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of March 31, 2014, the balance of accrued interest payable on this note is $180,398.

As of March 31, 2014, we were obligated under the terms of a master note agreement payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016. The balance of accrued interest payable on this note at March 31, 2014 was $97,272.

Convertible Notes Payable

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock. During the three months ended March 31, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the remaining notes payable was $155,000 at March 31, 2014.

Uses and Sources of Cash

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended March 31, 2014 and 2013 is as follows:

	2014	2013

Operating activities	$(460,204)	$(151,082)
Investing activities	(36,350)	-
Financing activities	885,053	154,500

Net increase in cash	$388,499	$3,418

Operating Activities

For the three months ended March 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $67,962 included in our net loss for stock-based compensation and depreciation, less changes in non-cash working capital totaling $75,792. For the three months ended March 31, 2013, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $6,149 included in our net loss for stock-based compensation and depreciation, plus changes in non-cash working capital totaling $90,696.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 were $36,350 and were for the purchase of property and equipment. We had no cash flows from investing activities during the three months ended March 31, 2013. We currently estimate the amount of capital expenditures for the remainder of 2014 to be approximately $225,000.

Financing Activities

During the three months ended March 31, 2014, cash flows from financing activities principally related to proceeds of $885,000 from the issuance of 1,770,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors. During the three months ended March 31, 2013, cash flows from financing activities totaled $154,500, principally related to proceeds of $54,500 from the issuance of 68,750 shares of common stock, principally at $0.80 per share, warrants for the purchase of 10,313 shares of common stock for cash, and proceeds of $100,000 from advances received from a member of our board of directors.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2013.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that the disclosure controls and procedures were not effective for the following reasons:

1.

We do not have in place review procedures sufficient to trigger the timely filing of Current Reports on Form 8-K in connection with events requiring such a filing.

2.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2014 through March 31, 2014, we issued 1,770,000 shares of common stock for cash to a total of sixteen investors. Proceeds from the issuances total $885,000, or $0.50 per share.

On January 8, 2014, we issued 120,000 shares of common stock to a new member of the board of directors for future services to be rendered over the following three years. The shares were valued at $60,000, or $0.50 per share.

On February 25, 2014, a founding shareholder exercised a warrant to purchase 53,439 shares of common stock for $53, or $0.001 per share.

On March 11, 2014, we issued 35,421 shares of common stock in connection with the conversion of $25,000 of notes payable plus accrued interest of $3,337 at a conversion price of $0.80 per share.

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, were sophisticated, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Lease Agreement

In April 2014, the Company entered into a new lease agreement with its landlord, expanding the amount office space that it occupies at 757 East South Temple, Salt Lake City, Utah to approximately 4,657 square feet. The new lease agreement is effective August 1, 2014 and has a term of three years, with an option to renew for an additional three years. Monthly rental payments under the non-cancelable lease will be $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term. The description set forth above is necessarily summary in nature qualified by the actual terms and conditions of such lease, a copy of which is filed herewith as Exhibit 10.1

Related Party Contract

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with Corradiance, LLC, an entity that provides consulting and professional services (the “Consultant”). The Consultant is owned and managed by Dennis Tulane, who is a director of the Company. The term of the Agreement is for one year following the effective date; however the Agreement may be terminated by either party with thirty days prior written notice.

The Agreement provides for the issuance of work orders by the Company to the Consultant. On January 13, 2014, the Company issued an initial work order to determine system requirements, project scope, project plan, and budget for the development on an Internet-based customer service portal. This work order was completed in March 2014 for a fixed fee of $8,500.

On March 26, 2014, the Company issued a second work order to the Consultant for the development, testing, and deployment of the Internet-based customer service portal. The second work order is to be completed in four phases (prototype completion, development completion, testing completion, and deployment) with estimated completion dates through July 25, 2014 for the four phases. The total cost for the services and expenses under the second work order is $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone. 15% of the cost for services and expenses under the second work order will be paid through issuance of shares of the Company’s common stock, subject to the approval of the board of directors.

The description set forth above is necessarily summary in nature qualified by the actual terms and conditions of such Agreement, a copy of which is filed herewith as Exhibit 10.2.

ITEM 6.

EXHIBITS

Exhibit Number	Description
3.1	Corrected, Amended and Restated Certificate of Incorporation, as filed on November 15, 2006(1)
3.2	Certificate of Amendment of Certificate of Incorporation, as filed on June 9, 2011(1)
3.3	By-Laws(1)
10.1	Lease Agreement*
10.2	Master Services Agreement, dated January 11, 2014, with Corradiance, LLC*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

FRESH MEDICAL LABORATORIES, INC.

May 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

May 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)