Form 10-Q
period 2014-06-30
FRESH MEDICAL LABORATORIES, INC.
filed 2014-08-15
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  X . No      ..

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

Yes      . No  X ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2014, the issuer had 18,983,028 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets
Cash	$91,782	$87,082
Accounts receivable	204,805	-
Inventory	216,962	11,610
Prepaid expenses	8,902	-
Total Current Assets	522,451	98,692

Property and equipment, net of accumulated depreciation	67,613	6,301

Total Assets	$590,064	$104,993

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$107,215	$83,963
Accrued liabilities	331,165	330,884
Related-party notes payable, current portion	929,536	356,931
Convertible notes payable, current portion	155,000	-
Total Current Liabilities	1,522,916	771,778

Long-Term Liabilities
Related-party notes payable, net of current portion	356,931	929,536
Convertible notes payable, net of current portion	-	180,000
Total Long-Term Liabilities	356,931	1,109,536

Total Liabilities	1,879,847	1,881,314

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;18,983,028 shares and 15,980,028 shares issued and outstanding, respectively	18,983	15,980
Additional paid-in capital	8,366,525	6,793,934
Accumulated deficit	(9,675,291)	(8,586,235)
Total Stockholders' Equity (Deficit)	(1,289,783)	(1,776,321)

Total Liabilities and Stockholders' Equity (Deficit)	$590,064	$104,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Sales	$214,805	$-	$214,805	$-
Licensing income	-	110,000	-	110,000

Total revenue	214,805	110,000	214,805	110,000

Cost of sales	25,659	-	25,659	-

Gross margin	189,146	110,000	189,146	110,000

Operating expenses:
Research and development expense	168,610	142,917	358,731	279,653
Selling, general and administrative expense	615,054	44,731	835,223	105,794
Total expenses	783,664	187,648	1,193,954	385,447

Loss from operations	(594,518)	(77,648)	(1,004,808)	(275,447)

Interest expense	(42,164)	(49,924)	(84,248)	(100,052)

Net loss	$(636,682)	$(127,572)	$(1,089,056)	$(375,499)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Weighted-average common shares outstanding	17,380,608	11,704,387	16,749,503	11,659,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2013 and 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2012	11,452,675	$11,452	$4,973,557	$(7,353,271)	$(2,368,262)
Stock-based compensation	-	-	9,750	-	9,750
Common stock issued for conversion of notes and accrued interest at $0.80 per share	192,268	192	156,362	-	156,554
Common stock and warrants issued for cash at $0.80 per share	68,750	68	54,432	-	54,500
Common stock issued for cash at $0.80 per share	31,250	31	24,969	-	25,000
Common stock issued for cash at $0.50 per share	250,000	250	124,750	-	125,000
Net loss	-	-	-	(375,499)	(375,499)
Balance, June 30, 2013	11,994,943	$11,993	$5,343,820	$(7,728,770)	$(2,372,957)

Balance, December 31, 2013	15,980,028	$15,980	$6,793,934	$(8,586,235)	$(1,776,321)
Stock-based compensation	924,140	924	551,280	-	552,204
Common stock issued for conversion of notes and accrued interest at $0.80 per share	35,421	36	28,301	-	28,337
Common stock issued for cash at $0.50 per share	1,970,000	1,970	983,030	-	985,000
Common stock issued for exercise of warrants at $0.001 per share	53,439	53	-	-	53
Common stock issued in satisfaction of account payable at $0.50 per share	20,000	20	9,980	-	10,000
Net loss	-	-	-	(1,089,056)	(1,089,056)
Balance, June 30, 2014	18,983,028	$18,983	$8,366,525	$(9,675,291)	$(1,289,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,089,056)	$(375,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,838	2,548
Stock-based compensation	552,204	9,750
Change in assets and liabilities:
Accounts receivable	(204,805)	-
Inventory	(205,352)	-
Prepaid expenses	(8,902)	-
Accounts payable	6,452	11,397
Accrued liabilities	3,618	94,612
Net cash used in operating activities	(944,003)	(257,192)

Cash flows from investing activities:
Payments for property and equipment	(36,350)	-
Net cash used in investing activities	(36,350)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	985,000	204,500
Proceeds from exercise of warrants to purchase common stock	53	-
Proceeds from issuance of convertible notes payable	-	5,000
Proceeds from issuance of related-party notes payable	-	150,000
Net cash provided by financing activities	985,053	359,500

Net increase in cash	4,700	102,308
Cash at beginning of period	87,082	2,876
Cash at end of period	$91,782	$105,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,991	$-
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt and accrued interest converted to common stock	$28,337	$156,554
Common stock issued in satisfaction of account payable	$10,000	$-
Website development costs financed in accounts payable	$26,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung” in the United States and as “Freshmedx” outside the United States. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses seen in CT and radiography. The Company’s principal activities have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing. The Company has developed, tested, and is commercializing its non-invasive lung cancer diagnostic test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”). In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market. In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries. During the three months ended June 30, 2014, the Company commenced selling the EPN Scan to customers in the European Union. In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results to be expected for the year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013, has been derived from the Company’s annual consolidated financial statements.

Business Condition – The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just commenced selling the EPN Scan and has generated minimal revenues in the past from operations. Therefore, the Company has not yet achieved its planned level of operations. The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the six months ended June 30, 2014 and during the year ended December 31, 2013. Additionally, the Company had a stockholders’ deficit and a working capital deficit as of June 30, 2014 and December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing and operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. Additionally, the Company has commenced selling the EPN Scan in the three months ended June 30, 2014. However, there can be no assurance the Company will be successful in these efforts.

Revenue Recognition – The Company commenced selling the EPN Scan during the three months ended June 30, 2014. The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest. Foreign currency transaction gains and losses have not been material. The Company will use an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable. Account balances will be charged off against the allowance when the account receivable is considered uncollectible. At June 30, 2014, the Company considers all accounts receivable to be fully collectible and as such, the balance for the allowance for doubtful accounts is zero.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2014, there were warrants to purchase 523,211 shares of common stock outstanding, 1,117,453 non-vested shares of common stock and $155,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive. As of June 30, 2013, there were warrants to purchase 576,650 shares of common stock outstanding, 24,548 non-vested shares of common stock, $379,588 of convertible notes payable, and $127,822 of convertible notes payable to related parties that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Reclassifications – Certain amounts of operating expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three and six months ended June 30, 2014. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three and six months ended June 30, 2013.

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities and Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Consolidation (“ASU 2014-10”), which removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles. In addition, the amendments eliminated the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance for risks and uncertainties is applicable to entities that have not yet commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements pertaining to development stage entities are to be applied retrospectively. The amendments related to the disclosure of risks and uncertainties are to be applied prospectively. ASU 2014-10 is effective for the Company for annual reporting periods beginning January 1, 2015, and for the interim periods therein, with early application of each of the amendments permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. As a result, management adopted ASU 2014-10 as of April 1, 2014, applied the changes in disclosure retrospectively, and the effects of the adoption are reflected in the accompanying condensed consolidated financial statements and related notes. As described above, the adoption of ASU 2014-10 eliminated certain disclosures of information formerly required of development stage entities, including inception-to-date information in the accompanying statements of operations, cash flows, and stockholders’ equity (deficit). The adoption of ASU 2014-10 also recharacterized the deficit accumulated during the development stage as accumulated deficit in stockholders’ equity (deficit). The elimination of these disclosure requirements had no other effect on the amounts reported for total assets, liabilities, stockholders’ equity (deficit), net loss, or loss per common share.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2017, with early adoption not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective January 1, 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the six months ended June 30, 2014 and the three months ended December 31, 2013 for the initial assembly of the EPN Scan which has received regulatory approval in Europe. The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Inventory consists of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Raw materials	$144,618	$11,610
Finished goods	72,344	-

Total inventory	$216,962	$11,610

Note 3 – Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013

Computer equipment	$7,228	$7,228
Office equipment	3,800	3,800
Tooling	36,350	-
Website development	26,800	-

	74,178	11,028
Less accumulated depreciation	(6,565)	(4,727)

Property and equipment, net	$67,613	$6,301

In January 2014, the Company ordered tooling having a total cost of $72,700, of which a deposit of $36,350 was paid during the three months ended March 31, 2014. The tooling will be for the purpose of manufacturing the EPN Scan case, and has been received and is in the process of being validated. Depreciation of the tooling will commence on the date that the tooling is placed into service, over an expected useful life of five years.

As further described in Note 10 to these condensed consolidated financial statements, the Company entered into a Master Services Agreement with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a second work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order is to be completed in four phases (prototype completion, development completion, testing completion, and deployment).  The total cost for the services and expenses under the second work order is $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  As of June 30, 2014, the contractor has completed the first milestone and the corresponding cost of $26,800 has been recorded as property and equipment and a liability for the development cost has been included in accounts payable.  The costs incurred for the development, testing, and deployment of the Internet-based customer service portal pursuant to the second work order are being accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software.  Those standards require that costs incurred during the preliminary project stage be expensed as incurred, costs incurred to develop internal-use computer software during the application development stage be capitalized, and costs incurred for training and during the post-implementation operation stage be expensed as incurred.  Since the costs incurred related to the application development stage, which include the development, the testing, and the deployment of the Internet-based customer service portal, the costs incurred were capitalized as property and equipment and will be amortized on a straight-line basis over the estimated useful life of the technology when completed and placed in service, with periodic evaluation for impairment.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013

Accrued interest	$317,048	$329,128
Accrued payroll and payroll taxes	2,627	1,756
Accrued royalties	11,490	-

Total accrued liabilities	$331,165	$330,884

Note 5 – Related-Party Notes Payable

As of June 30, 2014 and December 31, 2013, the Company was obligated under the terms of a promissory note payable to a founding shareholder and former member of its board of directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of June 30, 2014 and December 31, 2013, the balance of accrued interest payable was $180,327 and $172,153, respectively. The Company paid accrued interest of $42,991 during the six months ended June 30, 2014. Interest expense for the three months ended June 30, 2014 and 2013 was $25,724 for each period. Interest expense for the six months ended June 30, 2014 and 2013 was $51,165 for each period.

At June 30, 2014 and December 31, 2013, the Company was obligated under the terms of a master note payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. The note also required the board of directors to retain the current management team as long as the note was outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016. The balance of accrued interest payable at June 30, 2014 and December 31, 2013 was $110,620 and $134,070, respectively. The Company paid accrued interest of $50,000 during the six months ended June 30, 2014. Interest expense for the three months ended June 30, 2014 and 2013 was $13,348 for each period. Interest expense for the six months ended June 30, 2014 and 2013 was $26,550 for each period.

During the six months ended June 30, 2013, the Company received advances from a member of its board of directors in the aggregate amount of $150,000. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, these and other advances totaling $175,000 were converted into 350,000 shares of common stock, or $0.50 per share. There was no interest paid on the advances during the periods that the advances were outstanding.

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three members of the board of directors. The notes were due February through April 2015, bore interest at 8% per annum, and were unsecured. The notes and accrued interest were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion, or if the Company’s stock was not publicly traded, then the conversion price would be the average of the three prior private stock purchases of the Company’s common stock for cash. During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $14,680 were converted into 285,009 shares of the Company’s common stock at $0.50 per share. The Company recognized a loss on extinguishment of debt of $53,439 as a result of the modification of the conversion price of the promissory notes. Interest expense for the six months ended June 30, 2013 was $5,070.

Notes payable to related parties are summarized as follows:

	June 30,	December 31,
	2014	2013

Related-Party Notes Payable:
Note payable to a former director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536
Note payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Total Related-Party Notes Payable	1,286,467	1,286,467

Less: Current Portion	929,536	356,931

Long-Term Related Party Notes Payable	$356,931	$929,536

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

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock, principally at $0.70 per share. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock, at a weighted average of approximately $0.64 per share. The Company recognized a loss on extinguishment of debt of $42,931 as a result of the modification of the conversion price of certain of the promissory notes. During the six months ended June 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the convertible notes payable was $155,000 and $180,000 at June 30, 2014 and December 31, 2013, respectively.

Note 7 – Preferred Stock

The shareholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of June 30, 2014 and December 31, 2013, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 8 – Common Stock

The Company has authorized 20 million shares of common stock, par value $0.001 per share, at June 30, 2014, of which 18,983,028 shares are issued and outstanding.  As of June 30, 2014, there were outstanding warrants to purchase 523,211 shares of common stock and $155,000 of convertible notes payable that were convertible into 193,750 shares of common stock.  As such, as of June 30, 2014, there were sufficient authorized shares of common stock for all outstanding shares of common stock and all rights to acquire common stock.  As described in Note 12 to these condensed consolidated financial statements, the Company issued a warrant to purchase 900,000 shares of common stock, of which 180,000 shares vested immediately and 15,000 shares vest each month thereafter.  As of the date these condensed consolidated financial statements are available to be issued, the Company continues to have sufficient authorized shares of common stock to meet all of its obligations with regard to rights granted to acquire shares of its common stock.

On June 25, 2014, the board of directors approved a resolution to increase the number of authorized shares of common stock from 20 million to 40 million.  The Company has filed a preliminary proxy statement with the U.S. Securities and Exchange Commission regarding a planned shareholder meeting to be held as soon as practical.  One of the purposes of the shareholder meeting is for the shareholders to vote on a proposal to approve an amendment to the certificate of incorporation increasing the number of authorized shares from 20 million to 40 million.

Common Stock and Warrants Issued for Cash

During the six months ended June 30, 2013, the Company issued 68,750 shares of common stock and warrants for the purchase of 10,313 shares of common stock for cash. Proceeds from the issuances total $54,500, principally at $0.80 per share. The warrants are exercisable at $0.80 per share for a period of ten years.

During the six months ended June 30, 2013, the Company issued 281,250 shares of common stock for cash. Proceeds from the issuances total $150,000, principally at $0.50 per share.

During the six months ended June 30, 2014, the Company issued 1,970,000 shares of common stock for cash. Proceeds from the issuances totaled $985,000, or $0.50 per share.

Common Stock Issued Pursuant to the Exercise of Stock Warrants

On February 25, 2014, the Company issued 53,439 shares of common stock to a founding shareholder of the Company pursuant to his exercise of warrants to purchase common stock at $0.001 per share. Proceeds from the exercise were $53.

Common Stock Issued for Services

During the six months ended June 30, 2014, the Company issued 804,140 shares to employees, directors, and a consultant as compensation for current services. The Company recognized share-based compensation of $402,070 ($0.50 per share) for the six months ended June 30, 2014.

The Company also issues non-vested common stock to various employees and directors as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements.  On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties for cash and the related compensation will be recognized over thirty six months, the vesting period of the shares.  The Company recognized share-based compensation related to the vesting of shares issued to employees and directors for the three months ended June 30, 2014 and 2013 of $83,091 and $4,875, respectively, and for the six months ended June 30, 2014 and 2013 of $150,134 and $9,750, respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2014 and changes during the six months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2013	1,297,722	$0.50
Awarded	924,140	0.50
Vested	(1,104,409)	0.50

Balance at June 30, 2014	1,117,453	$0.50

As of June 30, 2014 and December 31, 2013, there was $558,727 and $648,861, respectively, of total unrecognized compensation cost related to the non-vested share-based compensation arrangements awarded to directors, employees, and consultants. That cost is expected to be recognized over a weighted-average period of 1.8 years from June 30, 2014. The total fair value of shares vested during the three months ended June 30, 2014 and 2013 was $485,161 and $4,875, respectively. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was $552,204 and $9,750, respectively.

Total share-based compensation expense for the three and six months ended June 30, 2014 and 2013 has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Research and development expense	$79,407	$-	$111,046	$-
Selling, general and administrative expense	405,754	4,875	441,158	9,750

Total share-based compensation	$485,161	$4,875	$552,204	$9,750

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

A summary of warrant activity for the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306
Issued	-	$-
Exercised	(53,439)	$0.001
Expired	-	$-

Outstanding at June 30, 2014	523,211	$0.60	6.4 years	$17,640

The intrinsic value at June 30, 2014 is calculated at $0.50 per share less the exercise price, based on the last price for which the Company issued shares of common stock for cash.

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

The Agreement provides for the issuance of work orders by the Company to the Consultant.  On January 13, 2014, the Company issued an initial work order to determine system requirements, project scope, project plan, and budget for the development on an Internet-based customer service portal.  This work order was completed in March 2014 for a fixed fee of $8,500.  These costs for the initial work order related to the preliminary project stage have been charged to research and development expense during the three months ended March 31, 2014.

On March 26, 2014, the Company issued a second work order to the Consultant for the development, testing, and deployment of the Internet-based customer service portal.  The second work order is to be completed in four phases (prototype completion, development completion, testing completion, and deployment) with estimated completion dates through August 2014 for the four phases.  The total cost for the services under the second work order is $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  15% of the cost for services and expenses under the second work order will be paid through issuance of shares of the Company’s common stock, subject to the approval of the board of directors.  As more fully described in Note 3 to these condensed consolidated financial statements, the costs incurred for the development, testing, and deployment of the Internet-based customer service portal are being accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software.

Note 11 –Lease Agreement

In April 2014, the Company entered into a new lease agreement with its landlord, expanding the amount of office space that it occupies at 757 East South Temple, Salt Lake City, Utah to approximately 4,657 square feet. The new lease agreement is effective August 1, 2014 and has a term of three years, with an option to renew for an additional three years. Monthly rental payments under the non-cancelable lease will be $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Note 12 – Subsequent Events

Consulting Services Agreement

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company. As consideration for the services, the Company issued to Leavitt Partners a warrant to purchase 900,000 shares of common stock of the Company (the “Warrant”). The Warrant has an exercise price of $0.50 per share, vests with respect to 180,000 initially and with respect to 15,000 shares per month thereafter (with accelerated vesting upon a change of control) and expires 10 years after issuance. The Warrant stops vesting upon termination of the Consulting Agreement by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Certain statements in this Form 10-Q constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, adverse results from testing or use of the Company products, adverse developments in the Company’s efforts to obtain marketing approval in the United States and other countries, adverse litigation and regulatory action related to the Company’s products or operations, any failures by the Company to pay debts and other payables as they come due, any inability of the Company to raise capital or the Company being forced to raise capital on onerous terms, unanticipated delays in the development of our products, the absence of market acceptance or installation of our products and services; adverse changes in government regulations; the unavailability of management and other key personnel and adverse developments in relationships with third-party equipment suppliers. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

From inception to date, we have generated limited revenues. During the three months ended June 30, 2014, we commenced selling the EPN Scan to customers in the European Union. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

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

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenues.  During the three months ended June 30, 2014, we sold our first EPN Scan units and test kits in the European Union.  We also sold additional units under the exclusive license of our technology for China.  Total sales revenue for the three months ended June 30, 2014 was $214,805.  In April 2013, we entered into a license agreement with a distributor to grant an exclusive license of our technology for China.  Under this license agreement, we received and recognized $110,000 of licensing fees during the three months ended June 30, 2013, of which $100,000 represented compensation for entering into the agreement and $10,000 was for providing initial prototype and testing units.  Under the license agreement, we will be entitled to further payments when the distributor has achieved certain cumulative revenues and an annual royalty based on net sales.  However, as of June 30, 2014, there is no additional revenue due from either of these sources.

Cost of Sales.  During the three months ended June 30, 2014, we recognized $25,659 in cost of sales related to the EPN Scan units sold in the European Union and in China.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended June 30, 2014 were $783,664, compared to the total operating expenses for the three months ended June 30, 2013, of $187,648, representing an increase of $596,016. This increase was principally due to an increase of $480,286 in stock-based compensation from $4,875 for the three months ended June 30, 2013 to $485,161 for the three months ended June 30, 2014. Share based compensation for the three months ended June 30, 2014 was related to a) the issuance of 804,140 shares of our common stock to employees, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash), and b) the amortization of compensation in the amount of $83,091 arising from stock issuances in August 2013 and January 2014 that vest for periods of up to 36 months. The increase in operating expenses for the three months ended June 30, 2014 was also due to 1) an increase of $34,609 for professional fees, principally for auditing, accounting, and consulting services; 2) an increase of $30,932 for travel and meal costs, primarily related to European travel in connection with marketing efforts of our products which received regulatory approval in 2013; 3) an increase of $31,271 in supplies, non-inventory parts, and non-capitalized equipment; and 4) an increase of $18,918 in various other operating expenses. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $42,164 for the three months ended June 30, 2014, as compared to net expense of $49,924 for the three months ended June 30, 2013. Other income (expense) for the three months ended June 30, 2014 and 2013 solely consists of interest expense. Interest expense consists of interest incurred on notes payable with related parties and other investors. The decrease in interest expense of $7,760 between 2014 and 2013 is principally due to a decrease of $527,411 in the principle balance of interest-bearing convertible notes outstanding at June 30, 2014 compared to June 30, 2013, as a result of the conversion of notes payable into common stock between those two dates.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues.  During the six months ended June 30, 2014, we sold our first EPN Scan units and test kits in the European Union.  We also sold additional units under the exclusive license of our technology for China.  Total sales revenue for the six months ended June 30, 2014 was $214,805.  In April 2013, we entered into a license agreement with a distributor to grant an exclusive license of our technology for China.  Under this license agreement, we received and recognized $110,000 of licensing fees during the six months ended June 30, 2013, of which $100,000 represented compensation for entering into the agreement and $10,000 was for providing initial prototype and testing units.  Under the license agreement, we will be entitled to further payments when the distributor has achieved certain cumulative revenues and an annual royalty based on net sales.  However, as of June 30, 2014, there is no additional revenue due from either of these sources.

Cost of Sales.  During the six months ended June 30, 2014, we recognized $25,659 in cost of sales related to the EPN Scan units sold in the European Union and in China.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the six months ended June 30, 2014 were $1,193,954, compared to the total operating expenses for the six months ended June 30, 2013, of $385,447, representing an increase of $808,507. This increase was principally due to an increase of $542,454 in stock-based compensation from $9,750 for the six months ended June 30, 2013 to $552,204 for the six months ended June 30, 2014. Share based compensation for the six months ended June 30, 2014 was related to a) the issuance of 804,140 shares of our common stock to employees, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash), and b) the amortization of compensation in the amount of $150,134 arising from stock issuances in August 2013 and January 2014 that vest for periods of up to 36 months. The increase in operating expenses for the six months ended June 30, 2014 was also due to 1) an increase of $93,045 for professional fees, principally for auditing, accounting, and consulting services; 2) an increase of $100,167 for travel and meal costs, primarily related to European travel in connection with marketing efforts of our products which received regulatory approval in 2013; 3) an increase of $42,860 in supplies, non-inventory parts, and non-capitalized equipment; and 4) an increase of $29,981 in various other operating expenses. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $84,248 for the six months ended June 30, 2014, as compared to net expense of $100,052 for the six months ended June 30, 2013. Other income (expense) for the six months ended June 30, 2014 and 2013 solely consists of interest expense. Interest expense consists of interest incurred on notes payable with related parties and other investors. The decrease in interest expense of $15,804 between 2014 and 2013 is principally due to a decrease of $527,411 in the principle balance of interest-bearing convertible notes outstanding at June 30, 2014 compared to June 30, 2013, as a result of the conversion of notes payable into common stock between those two dates.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2014 and 2013:

	2014	2013

Cash	$91,782	$105,184

Current assets	$522,451	$105,184
Current liabilities	(1,522,916)	(1,122,563)

Working capital (deficit)	$(1,000,465)	$(1,017,379)

We are now executing plans to enter the European market through indirect or distributor channels for the marketing and sale of our EPN Scanner and EPN Scan Kit. During the three months ended June 30, 2014, we sold our first EPN Scan units and test kits in the European Union. The initial step requires the expenditure of an estimated $600,000, over a period of six months, to establish initial sales and create cash flow. Through June 30, 2014 we have spent approximately $280,000 in cash for inventory, marketing and selling expenses, and freight. The remaining amount of approximately $300,000 will be spent primarily for marketing and sales efforts. We project our distributors to start making sales of the EPN Scanner and related products to their customers beginning in September 2014. At the same time, we expect customers to begin purchasing EPN scans from the Company.

In June 2014, the FDA informed us that an FDA 510(k) clearance would not be available to the Company for its EPN Scan device and indicated that a 510(k) de novo petition may be an appropriate pathway to approval due to the novel technology and indication used in the device based upon section 513(a)(1) of the FD&C Act. The enhanced 510(k) de novo petition has now been prepared and will be submitted to the FDA for review early in August 2014. The timing for approval of the petition can vary based upon the adequacy of the petition filed. The safety and efficacy of the device must be demonstrated to the FDA standard for the stated use of the device. We believe that we have generated the clinical evidence for our proposed indication for use as required for consideration by the FDA, but there can be no assurance that the petition will or will not receive approval.

With FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung Test. The funds required for the United States market launch are estimated to be approximately $1.0 million. Funds for this purpose, and for ordinary operations are expected to be obtained through the sales of our products and services in Europe and from the sale of debt and equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

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

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of June 30, 2014, our outstanding debt financing includes the following notes payable.

Related-Party Notes Payable

As of June 30, 2014, we were obligated under the terms of a promissory note payable to a founding shareholder and former member of our Board of Directors in the amount of $929,536. The note matures on April 30, 2015, bears interest at 11.10% and is unsecured. As of June 30, 2014, the balance of accrued interest payable on this note is $180,327.

As of June 30, 2014, we were obligated under the terms of a master note agreement payable to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the maturity date to June 30, 2016. The balance of accrued interest payable on this note at June 30, 2014 was $110,620.

Convertible Notes Payable

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8%, are unsecured and originally were scheduled to mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock. During the six months ended June 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the remaining notes payable was $155,000 at June 30, 2014.

Uses and Sources of Cash

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013

Operating activities	$(944,003)	$(257,192)
Investing activities	(36,350)	-
Financing activities	985,053	359,500

Net increase in cash	$4,700	$102,308

Operating Activities

For the six months ended June 30, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $554,042 included in our net loss for stock-based compensation and depreciation, less changes in non-cash working capital totaling $408,989. For the six months ended June 30, 2013, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $12,298 included in our net loss for stock-based compensation and depreciation, plus changes in non-cash working capital totaling $106,009.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 were $36,350 and was for the purchase of property and equipment. We had no cash flows from investing activities during the six months ended June 30, 2013. We currently estimate the amount of capital expenditures for the remainder of 2014 to be approximately $160,000.

Financing Activities

During the six months ended June 30, 2014, cash flows from financing activities principally related to proceeds of $985,000 from the issuance of 1,970,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors. During the six months ended June 30, 2013, cash flows from financing activities totaled $359,500, principally related to proceeds of $204,500 from the issuance of 350,000 shares of common stock (principally at $0.50 per share) and warrants for the purchase of 10,313 shares of common stock for cash; proceeds of $150,000 from advances received from a member of our board of directors; and proceeds of $5,000 for a convertible note payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that the disclosure controls and procedures were not effective for the following reasons:

1.

We did not maintain effective entity-level controls as defined by the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.

We have a material weakness in internal control with regard to the capitalization of additions to property and equipment, which could result in a material misstatement of the consolidated financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2014, we issued 804,140 shares of common stock to employees, directors and a consultant, as compensation for current services. The shares were valued at $402,070, or $0.50 per share.

On May 16, 2014, we issued 20,000 shares of common stock to a vendor in satisfaction of an account payable in the amount of $10,000 ($0.50 per share) for services previously rendered.

On June 16, 2014, we issued 200,000 shares of common stock for cash to a member of the board of directors. Proceeds from the issuance were $100,000, or $0.50 per share.

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, were sophisticated, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with, or have direct access to as a result of their positions, certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Corrected, Amended and Restated Certificate of Incorporation, as filed on November 15, 2006(1)
3.2	Certificate of Amendment of Certificate of Incorporation, as filed on June 9, 2011(1)
3.3	By-Laws(1)
4.1	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(2)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INC.

August 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

August 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)