Form 10-Q
period 2014-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2014-11-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

      .

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2014, the issuer had 19,015,028 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets
Cash	$13,787	$87,082
Accounts receivable, net of allowance for doubtful
accounts of $95,000 at September 30, 2014	170,601	-
Inventory	232,572	11,610
Prepaid expenses	5,435	-
Total Current Assets	422,395	98,692

Property and equipment, net of accumulated depreciation	66,694	6,301

Total Assets	$489,089	$104,993

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$106,117	$83,963
Accrued liabilities	379,643	330,884
Related-party notes payable, current portion	949,536	356,931
Convertible notes payable, current portion	155,000	-
Notes payable	100,000	-
Total Current Liabilities	1,690,296	771,778

Long-Term Liabilities
Related-party notes payable, net of current portion	356,931	929,536
Convertible notes payable, net of current portion	-	180,000
Total Long-Term Liabilities	356,931	1,109,536

Total Liabilities	2,047,227	1,881,314

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized;19,015,028 shares and 15,980,028 shares issued and outstanding, respectively	19,015	15,980
Additional paid-in capital	8,555,626	6,793,934
Accumulated deficit	(10,132,779)	(8,586,235)
Total Stockholders' Equity (Deficit)	(1,558,138)	(1,776,321)

Total Liabilities and Stockholders' Equity (Deficit)	$489,089	$104,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
Revenues:
Sales	$116,600	$-	$331,405	$-
Licensing income	-	-	-	110,000

Total revenue	116,600	-	331,405	110,000

Cost of sales	22,658	-	48,317	-

Gross margin	93,942	-	283,088	110,000

Operating expenses:
Research and development expense	156,286	317,890	515,017	597,543
Selling, general and administrative expense	335,764	24,417	1,170,987	130,211
Total expenses	492,050	342,307	1,686,004	727,754

Loss from operations	(398,108)	(342,307)	(1,402,916)	(617,754)

Other income (expense):
Interest expense	(42,616)	(50,982)	(126,864)	(151,034)
Foreign currency exchange gain (loss), net	(16,764)	-	(16,764)	-
Total other income (expense)	(59,380)	(50,982)	(143,628)	(151,034)

Net loss	$(457,488)	$(393,289)	$(1,546,544)	$(768,788)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.06)

Weighted-average common shares outstanding	18,197,241	12,445,914	17,377,956	11,916,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2013 and 2014

(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	11,452,675	$11,452	$4,973,557	$(7,353,271)	$(2,368,262)
Stock-based compensation	1,839,286	1,839	194,974	-	196,813
Common stock issued for conversion of notes and accrued interest at $0.80 per share	192,268	193	156,360	-	156,553
Common stock and warrants issued for cash at $0.80 per share	68,750	69	54,431	-	54,500
Common stock issued for cash at $0.80 per share	31,250	31	24,969	-	25,000
Common stock issued for cash at $0.50 per share	725,000	725	361,775	-	362,500
Net loss	-	-	-	(768,788)	(768,788)
Balance, September 30, 2013	14,309,229	$14,309	$5,766,066	$(8,122,059)	$(2,341,684)

Balance, December 31, 2013	15,980,028	$15,980	$6,793,934	$(8,586,235)	$(1,776,321)
Stock-based compensation	924,140	924	724,413	-	725,337
Common stock issued for conversion of notes and accrued interest at $0.80 per share	35,421	36	28,301	-	28,337
Common stock issued for cash at $0.50 per share	2,002,000	2,002	998,998	-	1,001,000
Common stock issued for exercise of warrants at $0.001 per share	53,439	53	-	-	53
Common stock issued in satisfaction of account payable at $0.50 per share	20,000	20	9,980	-	10,000
Net loss	-	-	-	(1,546,544)	(1,546,544)
Balance, September 30, 2014	19,015,028	$19,015	$8,555,626	$(10,132,779)	$(1,558,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,546,544)	$(768,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,757	3,822
Loss on disposition of computer equipment	-	3,300
Stock-based compensation	725,337	196,813
Provision for doubtful accounts	95,000	-
Change in assets and liabilities:
Accounts receivable	(265,601)	-
Inventory	(220,962)	-
Prepaid expenses	(5,435)	-
Accounts payable	32,154	(127,184)
Accrued liabilities	52,096	145,141
Net cash used in operating activities	(1,131,198)	(546,896)

Cash flows from investing activities:
Payments for property and equipment	(63,150)	(1,703)
Net cash used in investing activities	(63,150)	(1,703)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,001,000	442,000
Proceeds from exercise of warrants to purchase common stock	53	-
Proceeds from issuance of convertible notes payable	-	5,000
Proceeds from issuance of related-party notes payable	20,000	150,000
Proceeds from issuance of notes payable	100,000	-
Net cash provided by financing activities	1,121,053	597,000

Net increase (decrease) in cash	(73,295)	48,401
Cash at beginning of period	87,082	2,876
Cash at end of period	$13,787	$51,277

Supplemental disclosure of cash flow information:
Cash paid for interest	$92,991	$-
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt and accrued interest converted to common stock	$28,337	$156,804
Common stock issued in satisfaction of account payable	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung” in the United States and as “Freshmedx” outside the United States. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate lung masses suspicious for cancer as seen in CT and radiography. The Company’s principal activities have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing. The Company has developed, tested, and is commercializing its non-invasive lung cancer risk stratification test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”). In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market. In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries. During the nine months ended September 30, 2014, the Company commenced selling the EPN Scan to customers in the European Union. In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements include in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results to be expected for the year ending December 31, 2014.  The condensed consolidated balance sheet as of December 31, 2013, has been derived from the Company’s annual consolidated financial statements.

Business Condition – The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just commenced selling the EPN Scan and has generated minimal revenues in the past from operations. Therefore, the Company has not yet achieved its planned level of operations. The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the nine months ended September 30, 2014 and during the year ended December 31, 2013. Additionally, the Company had a stockholders’ deficit and a working capital deficit as of September 30, 2014 and December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing and operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. Additionally, the Company has commenced selling the EPN Scan during the nine months ended September 30, 2014. However, there can be no assurance the Company will be successful in these efforts.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition – The Company commenced selling the EPN Scan during the nine months ended September 30, 2014. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest. The Company uses an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable. Account balances will be charged off against the allowance when the account receivable is considered uncollectible. The allowance for doubtful accounts is an estimate that is particularly susceptible to change in the near term. During the three months and nine months ended September 30, 2014, the Company recorded a provision for doubtful accounts in the amount of $95,000 for accounts receivable that had not been collected and were overdue at that date. At September 30, 2014, the allowance for doubtful accounts is $95,000.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2014, there were warrants to purchase 748,211 shares of common stock outstanding, 895,433 non-vested shares of common stock and $155,000 of convertible notes that were excluded from the computation of diluted net loss per common share as they were anti-dilutive. As of September 30, 2013, there were warrants to purchase 576,650 shares of common stock outstanding, 1,483,618 non-vested shares of common stock, $379,588 of convertible notes payable, and $127,822 of convertible notes payable to related parties that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Reclassifications – Certain amounts of operating expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2013, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three and nine months ended September 30, 2014. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three and nine months ended September 30, 2013.

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities and Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Consolidation (“ASU 2014-10”), which removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles.  In addition, the amendments eliminated the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance for risks and uncertainties is applicable to entities that have not yet commenced planned principal operations.

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

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the nine months ended September 30, 2014 and the three months ended December 31, 2013 for the initial assembly of the EPN Scan which has received regulatory approval in Europe. The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Inventory consists of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Raw materials	$113,925	$11,610
Work in progress	12,654	-
Finished goods	105,993	-

Total inventory	$232,572	$11,610

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

Computer equipment	$7,228	$7,228
Office equipment	3,800	3,800
Tooling	36,350	-
Website development	26,800	-

	74,178	11,028
Less accumulated depreciation	(7,484)	(4,727)

Property and equipment, net	$66,694	$6,301

In January 2014, the Company ordered tooling having a total cost of $72,700, of which a deposit of $36,350 was paid during the three months ended March 31, 2014. The tooling will be for the purpose of manufacturing the case for the EPN Scan, has been received and is in the process of being validated. Depreciation of the tooling will commence on the date that the tooling is placed into service, over an expected useful life of five years.

As further described in Note 10 to these condensed consolidated financial statements, the Company entered into a Master Services Agreement with an entity that provides consulting and professional services. The entity is owned and managed by a director of the Company. On March 26, 2014, the Company issued a second work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal. The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone. The consultant completed the first phase for the prototype completion and has been paid the corresponding cost of $26,800, which has been recorded as property and equipment. However, after completion of the first phase, further work under the Agreement was suspended by the mutual agreement of the Company and the consultant while the Company evaluates whether to proceed with the project.

The costs incurred for the development of the prototype of the Internet-based customer service portal pursuant to the second work order have been accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software. Those standards require that costs incurred during the preliminary project stage be expensed as incurred, costs incurred to develop internal-use computer software during the application development stage be capitalized, and costs incurred for training and during the post-implementation operation stage be expensed as incurred. Since the costs incurred related to the application development stage, the costs were capitalized as property and equipment and will be amortized on a straight-line basis over the estimated useful life of the technology when completed and placed in service, with periodic evaluation for impairment.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013

Accrued interest	$359,664	$329,128
Accrued payroll and payroll taxes	2,659	1,756
Accrued royalties	17,320	-

Total accrued liabilities	$379,643	$330,884

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Related-Party Notes Payable

Notes payable to related parties are summarized as follows:

	September 30,	December 31,
	2014	2013

Related-Party Notes Payable:
Note payable to a former director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536

Note payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Advances payable to two directors, terms have not been established	20,000	-

Total Related-Party Notes Payable	1,306,467	1,286,467

Less: Current Portion	949,536	356,931

Long-Term Related Party Notes Payable	$356,931	$929,536

As of September 30, 2014 and December 31, 2013, the Company was obligated under the terms of a master note to a founding stockholder and former member of its board of directors in the amount of $929,536. The note and accrued interest are due on April 30, 2015. The note bears interest at 11.10% and is unsecured. As of September 30, 2014 and December 31, 2013, the balance of accrued interest was $206,333 and $172,153, respectively. The Company paid accrued interest of $42,991 during the nine months ended September 30, 2014. Interest expense for the three months ended September 30, 2014 and 2013 was $26,007 for each period. Interest expense for the nine months ended September 30, 2014 and 2013 was $77,172 for each period.

At September 30, 2014 and December 31, 2013, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. The note also required the board of directors to retain the current management team as long as the note was outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016. The balance of accrued interest at September 30, 2014 and December 31, 2013 was $124,115 and $134,070, respectively. The Company paid accrued interest of $50,000 during the nine months ended September 30, 2014. Interest expense for the three months ended September 30, 2014 and 2013 was $13,495 for each period. Interest expense for the nine months ended September 30, 2014 and 2013 was $40,045 for each period.

During the three months ended September 30, 2014, the Company received advances from two members of its board of directors in the aggregate amount of $20,000. The terms of the advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.

During the nine months ended September 30, 2013, the Company received advances from a member of its board of directors in the aggregate amount of $150,000. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, these and other advances totaling $175,000 were converted into 350,000 shares of common stock, or $0.50 per share. There was no interest paid on the advances during the periods that the advances were outstanding.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2012, the Company issued $127,822 of convertible notes payable to three members of the board of directors. The notes were due February through April 2015, bore interest at 8% per annum, and were unsecured. The notes and accrued interest were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion, or if the Company’s stock was not publicly traded, then the conversion price would be the average of the three prior private stock purchases of the Company’s common stock for cash. During the three months ended December 31, 2013, all of the principal of these notes plus accrued interest of $14,680 were converted into 285,009 shares of the Company’s common stock at $0.50 per share. The Company recognized a loss on extinguishment of debt of $53,439 as a result of the modification of the conversion price of the promissory notes. Interest expense for the nine months ended September 30, 2013 was $7,649.

Note 6 – Convertible and Other Notes Payable

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

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured. The notes and accrued interest are due from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock, principally at $0.70 per share. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock, at a weighted average of approximately $0.64 per share. The Company recognized a loss on extinguishment of debt of $42,931 as a result of the modification of the conversion price of certain of the promissory notes. During the nine months ended September 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the convertible notes payable was $155,000 and $180,000 at September 30, 2014 and December 31, 2013, respectively.

During the three months ended September 30, 2014, the Company received advances from two unrelated parties in the aggregate amount of $100,000. The terms of the advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.

Note 7 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of September 30, 2014 and December 31, 2013, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Common Stock

The Company has authorized 20 million shares of common stock, par value $0.001 per share, at September 30, 2014, of which 19,015,028 shares are issued and outstanding. As of September 30, 2014, there were outstanding warrants to purchase 748,211 shares of common stock and $155,000 of convertible notes payable that were convertible into 193,750 shares of common stock. As such, as of September 30, 2014, there were sufficient authorized shares of common stock for all outstanding shares of common stock and all rights to acquire common stock. As of the date these condensed consolidated financial statements are available to be issued, the Company continues to have sufficient authorized shares of common stock to meet all of its obligations with regard to rights granted to acquire shares of its common stock.

On June 25, 2014, the board of directors approved a resolution to increase the number of authorized shares of common stock from 20 million to 40 million. The Company has prepared and mailed a proxy statement to its stockholders, and has scheduled a meeting of its stockholders to be held on December 3, 2014. One of the purposes of the stockholders meeting is for the stockholders to vote on a proposal to approve an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 20 million to 40 million.

Common Stock and Warrants Issued for Cash

During the nine months ended September 30, 2013, the Company issued 68,750 shares of common stock and warrants for the purchase of 10,313 shares of common stock for cash. Proceeds from the issuances total $54,500, principally at $0.80 per share. The warrants are exercisable at $0.80 per share for a period of ten years.

During the nine months ended September 30, 2013, the Company issued 756,250 shares of common stock for cash. Proceeds from the issuances total $387,500, principally at $0.50 per share.

During the nine months ended September 30, 2014, the Company issued 2,002,000 shares of common stock for cash. Proceeds from the issuances totaled $1,001,000, or $0.50 per share.

Common Stock Issued Pursuant to the Exercise of Stock Warrants

On February 25, 2014, the Company issued 53,439 shares of common stock to a founding stockholder of the Company pursuant to his exercise of warrants to purchase common stock at $0.001 per share. Proceeds from the exercise were $53.

Common Stock Issued in Satisfaction of Account Payable

On May 25, 2014, the Company issued 20,000 shares of common stock to a vendor of the Company in satisfaction of its account payable to the vendor of $10,000, or $0.50 per share.

Common Stock Issued for Services

During the nine months ended September 30, 2014, the Company issued 804,140 shares to employees, directors, and a consultant as compensation for current services. The Company recognized stock-based compensation of $402,070 ($0.50 per share) for the nine months ended September 30, 2014.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also issues non-vested common stock to various employees and directors as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements. On August 1, 2013, the Company issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services. These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was issued to third parties for cash. On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services. These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties for cash. The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers, and consultants for the three months ended September 30, 2014 and 2013 of $111,010 and $187,063, respectively, and for the nine months ended September 30, 2014 and 2013 of $261,144 and $196,813, respectively.

A summary of the status of the Company’s non-vested shares as of September 30, 2014 and changes during the nine months then ended, is presented below:

	Non-vested Shares of	Weighted Average
	Common Stock	Fair Value

Balance at December 31, 2013	1,297,722	$0.50
Awarded	924,140	0.50
Vested	(1,326,429)	0.50

Balance at September 30, 2014	895,433	$0.50

As of September 30, 2014 and December 31, 2013, there was $447,717 and $648,861, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 1.8 years from September 30, 2014. The total fair value of shares vested during the three months ended September 30, 2014 and 2013 was $111,010 and $187,063, respectively. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $663,214 and $196,813, respectively.

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2014 (including stock-based compensation of $62,123 for the warrant discussed below in Note 9) and 2013 has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2014	2013	2014	2013

Research and development expense	$87,780	$142,147	$198,826	$142,147
Selling, general and administrative expense	85,353	44,916	526,511	54,666

Total stock-based compensation	$173,133	$187,063	$725,337	$196,813

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of each warrant issuance is estimated on the date of issuance using the Black-Scholes option pricing model. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the date the warrant vests, which is usually the date of issuance, and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related warrant. And the dividend yield represents anticipated cash dividends to be paid over the expected life of the warrant.

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company. As consideration for the services, the Company originally issued to Leavitt Partners a warrant to purchase 900,000 shares of common stock of the Company (the “Warrant”). The Warrant had an exercise price of $0.50 per share, vested with respect to 180,000 initially and with respect to 15,000 shares per month thereafter (with accelerated vesting upon a change of control) and expired 10 years after issuance. The Consulting Agreement provided that the Warrant would stop vesting upon termination of the Consulting Agreement by the Company. On September 1, 2014, the Warrant was amended to reduce the number of shares subject to the Warrant from 900,000 to 225,000, with all of the shares under the amended Warrant exercisable as of September 1, 2014, and with the rights to exercise the Warrant expiring on September 1, 2024. The original warrant was amended to cancel the warrant shares that were originally scheduled to vest subsequent to the stockholders meeting. The fair value of Warrant was estimated using the Black-Scholes option pricing model. The fair value of the Warrant was $62,123, or $0.2761 per share. The assumptions used for the Warrant were risk-free interest rate of 1.69%, expected volatility of 65%, expected life of 5 years, and expected dividend yield of zero. The Company recognized stock-based compensation of $62,123 related to the issuance of the Warrant for the three months and for the nine months ended September 30, 2014, respectively.

A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306
Issued	225,000	$0.50
Exercised	(53,439)	$0.001
Expired	-	$-

Outstanding at September 30, 2014	748,211	$0.57	7.3 years	$17,640

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The intrinsic value at September 30, 2014 is calculated at $0.50 per share less the exercise price, based on the last price for which the Company issued shares of common stock for cash.

Note 10 – Master Services Agreement with Related Party

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services (the “Consultant”). The Consultant is owned and managed by a director of the Company. The term of the Agreement was originally for one year following the effective date; however, work under the Agreement has been suspended by mutual agreement of the Company and the Consultant, as further described below.

The Agreement provided for the issuance of work orders by the Company to the Consultant. On January 13, 2014, the Company issued an initial work order to determine system requirements, project scope, project plan, and budget for the development on an Internet-based customer service portal. This work order was completed in March 2014 for a fixed fee of $8,500. These costs for the initial work order related to the preliminary project stage have been charged to research and development expense during the three months ended March 31, 2014.

On March 26, 2014, the Company issued a second work order to the Consultant under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal. The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment). The total cost for the services under the second work order was estimated to be $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone. However, after completion of the first phase (prototype completion), further work under the Agreement was suspended by the mutual agreement of the Company and the Consultant while the Company evaluates whether to proceed with the project. According to the Agreement, the cost for completion of the first phase was $26,800, which has been paid. As further described in Note 3 to these condensed consolidated financial statements, the cost for completion of the prototype has been capitalized and included in property and equipment in the accompanying condensed consolidated balance sheet.

Note 11 –Lease Agreement

In April 2014, the Company entered into a new lease agreement with its landlord, expanding the amount of office space that it occupies at 757 East South Temple, Salt Lake City, Utah to approximately 4,657 square feet. The new lease agreement was effective August 1, 2014 and has a term of three years, with an option to renew for an additional three years. Monthly rental payments under the non-cancelable lease are be $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Note 12 – Subsequent Events

Notes Payable

During the period from October 1, 2014 through the date these condensed consolidated financial statements were available to be issued, the Company received advances from four unrelated parties in the aggregate amount of $175,000. The terms of the advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.

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

Certain statements in this Form 10-Q constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, adverse results from testing or use of the Company products, adverse developments in the Company’s efforts to obtain marketing approval in the United States and other countries, adverse litigation and regulatory action related to the Company’s products or operations, any failures by the Company to pay debts and other payables as they come due, any inability of the Company to raise capital or the Company being forced to raise capital on onerous terms, unanticipated delays in the development of our products, the absence of market acceptance or installation of our products and services, adverse changes in government regulations, the unavailability of management and other key personnel and adverse developments in relationships with third-party equipment suppliers. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLung in the United States and Freshmedx in Europe. ProLung™ is a medical device company that has developed, tested, and is commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”. The EPN Scan was designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer. Previously, the EPN Scan was known as the Freshmedx or ProLung test.

As many patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, clarifying the risk of disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer. Risk stratification may also play a role in identifying those patients who need more vigilant follow-up. On December 31, 2013, the US Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. This guideline is expected to increase the number of patients with suspicious findings in the lung that may be candidates for the EPN Scan.

On May 10, 2013 the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner and Probe, which marking permits the marketing of the EPN Scan in the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland and Turkey. In the United States, the Company has submitted its petition for marketing approval under Section 510(k) de novo from the United States Food and Drug Administration, or FDA, and is currently working to obtain FDA approval to enter the U.S. market.

From inception to date, we have generated limited revenues. During the nine months ended September 30, 2014, we commenced selling the EPN Scan to customers in the European Union. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We plan to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses in the lung seen in CT and radiography. We anticipate the need to fund expansion and market growth by raising capital over the next two years. The amount of capital needed could change based on the opportunities available to us and the ability to expand our markets.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Revenues. During the three months ended September 30, 2014, we sold additional EPN Scan units and test kits in the European Union. Total sales revenue for the three months ended September 30, 2014 was $116,600.

Cost of Sales. During the three months ended September 30, 2014, we recognized $22,658 in cost of sales related to the EPN Scan units and test kits sold in the European Union. Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement. Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended September 30, 2014 were $492,050, compared to the total operating expenses for the three months ended September 30, 2013, of $342,307, representing an increase of $149,743. This increase was due to 1) the provision for doubtful accounts in the amount of $95,000 for accounts receivable that had not been collected and were overdue at September 30, 2014; 2) an increase of $96,229 for professional fees, principally for auditing, accounting, and legal services; and 3) an increase of $4,417 in various other operating expenses; offset by 1) a reduction of $31,973 for payroll and contract labor costs principally related to the allocation of certain of these costs to inventory in the three months ended September 30, 2014; and 2) a reduction of $13,930 in stock-based compensation. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $59,380 for the three months ended September 30, 2014, as compared to net expense of $50,982 for the three months ended September 30, 2013. Other income (expense) for the three months ended September 30, 2014 consists of interest expense of $42,616 and a foreign currency exchange loss of $16,764. Other income (expense) for the three months ended September 30, 2013 consists solely of interest expense of $50,982. Interest expense consists of interest incurred on notes payable with related parties and other investors. The decrease in interest expense of $8,366 between 2014 and 2013 is principally due to a decrease of $352,410 in the principle balance of interest-bearing convertible notes outstanding at September 30, 2014 compared to September 30, 2013, as a result of the conversion of notes payable into common stock between those two dates.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and translated into U.S. Dollars at the date of each sale and at the balance sheet date. The foreign currency exchange loss of $16,764 for the three months ended September 30, 2014 is the result of the decrease in the exchange rate to 1.262 at September 30, 2014.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Revenues. During the nine months ended September 30, 2014, we commenced selling our EPN Scan units and test kits in the European Union. We also sold additional units under the exclusive license of our technology for China. Total sales revenue for the nine months ended September 30, 2014 was $331,405. In April 2013, we entered into a license agreement with a distributor to grant an exclusive license of our technology for China. Under this license agreement, we received and recognized $110,000 of licensing fees during the nine months ended September 30, 2013, of which $100,000 represented compensation for entering into the agreement and $10,000 was for providing initial prototype and testing units. Under the license agreement, we will be entitled to further payments when the distributor has achieved certain cumulative revenues and an annual royalty based on net sales. However, as of September 30, 2014, there is no additional revenue due from either of these sources.

Cost of Sales. During the nine months ended September 30, 2014, we recognized $48,317 in cost of sales related to the EPN Scan units and test kits sold in the European Union and in China. Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement. Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the nine months ended September 30, 2014 were $1,686,004, compared to the total operating expenses for the nine months ended September 30, 2013, of $727,754, representing an increase of $958,250. This increase was principally due to an increase of $528,524 in stock-based compensation from $196,813 for the nine months ended September 30, 2013 to $725,337 for the nine months ended September 30, 2014. Stock-based compensation for the nine months ended September 30, 2014 was related to a) the issuance of 804,140 shares of our common stock to officers, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash), b) the amortization of compensation in the amount of $261,144 arising from stock issuances in August 2013 and January 2014 that vest for periods of up to 36 months, and c) the issuance of warrants to Leavitt Partners, LLC to purchase 225,000 shares of common stock, all of which vested on September 1, 2014, and which were valued at $62,123 using the Black Scholes option pricing model. Stock-based compensation for the nine months ended September 30, 2013 was related to the amortization of compensation in the amount of $196,813 arising from stock issuances principally in August 2013 that vest for periods of up to 36 months.

The remainder of the increase in operating expenses for the nine months ended September 30, 2014 was due to 1) the provision for doubtful accounts in the amount of $95,000 for accounts receivable that had not been collected and were overdue at September 30, 2014; 2) an increase of $189,274 for professional fees, principally for auditing, accounting, and consulting services; 3) an increase of $102,675 for travel and meal costs, primarily related to European travel in connection with marketing efforts of our products which received regulatory approval in 2013; and 4) an increase of $42,777 in various other operating expenses. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $143,628 for the nine months ended September 30, 2014, as compared to net expense of $151,034 for the nine months ended September 30, 2013. Other income (expense) for the nine months ended September 30, 2014 consists of interest expense of $126,864 and a foreign currency exchange loss of $16,764. Other income (expense) for the nine months ended September 30, 2013 consists solely of interest expense of $151,034. Interest expense consists of interest incurred on notes payable with related parties and other investors. The decrease in interest expense of $24,170 between 2014 and 2013 is principally due to a decrease of $352,410 in the principle balance of interest-bearing convertible notes outstanding at September 30, 2014 compared to September 30, 2013, as a result of the conversion of notes payable into common stock between those two dates.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and translated into U.S. Dollars at the date of each sale and at the balance sheet date. The foreign currency exchange loss of $16,764 for the nine months ended September 30, 2014 is the result of the decrease in the exchange rate to 1.262 at September 30, 2014.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2014:

2014

Cash	$13,787

Current assets	$365,395
Current liabilities	(1,690,296)

Working capital (deficit)	$(1,324,901)

We are now executing plans to enter the European market through indirect or distributor channels for the marketing and sale of our EPN Scanner and EPN Scan Kit. During the nine months ended September 30, 2014, we sold our first 11 EPN Scan units and accompanying test kits in the European Union. Our distributors began making sales of the EPN Scanner and related products to their customers August 29, 2014

In June 2014, the FDA informed us that an FDA 510(k) clearance would not be available to the Company for its EPN Scan device and indicated that a 510(k) de novo petition may be an appropriate pathway to approval due to the novel technology and indication used in the device based upon section 513(a)(1) of the FD&C Act. The enhanced 510(k) de novo petition has now been prepared and submitted to the FDA for review. The timing for approval of the petition can vary based upon the adequacy of the petition filed. The safety and efficacy of the device must be demonstrated to the FDA standard for the stated use of the device. We believe that we have generated the clinical evidence for our proposed indication for use as required for consideration by the FDA, but there can be no assurance that the petition will or will not receive approval. Should additional information be requested by the FDA in connection with our petition, the Company will establish a budget and seek the funding required to satisfy the additional request. The nature and scale of any additional requests, if any, are unknown, and will not be known until the FDA makes a definitive response to the 510(k) de novo petition pending.

With FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung Test. The funds required for the United States market launch are estimated to be approximately $1.0 million. Funds for this purpose, and for ordinary operations, are expected to be obtained through the sales of our products and services in Europe and from the sale of debt and equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

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

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of September 30, 2014, our outstanding debt financing includes the following notes payable.

Related-Party Notes Payable

As of September 30, 2014, we were obligated under the terms of a master note agreement to a founding stockholder and former member of our Board of Directors in the amount of $929,536. The note and accrued interest are due on April 30, 2015. The note bears interest at 11.10% and is unsecured. As of September 30, 2014, the balance of accrued interest on this note is $206,333.

As of September 30, 2014, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum. On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date for payment of the note and accrued interest to June 30, 2016. The balance of accrued interest on this note at September 30, 2014 was $124,115.

Convertible Notes Payable

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured. The notes and accrued interest were scheduled to mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash. During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock. During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock. During the nine months ended September 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share. The balance due on the remaining notes payable was $155,000 at September 30, 2014.

Other Notes Payable

During the three months ended September 30, 2014, the Company received advances from two unrelated parties in the aggregate amount of $100,000 and two members of the board of directors in the aggregate amount of $20,000. During the period from October 1, 2014 through the date this Form 10-Q was available to be issued, the Company received additional advances from four unrelated parties in the aggregate amount of $175,000. The terms of these advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.

Uses and Sources of Cash

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013

Operating activities	$(1,131,198)	$(546,896)
Investing activities	(63,150)	(1,703)
Financing activities	$1,121,053	$597,000

Net increase (decrease) in cash	(73,295)	48,401

Operating Activities

For the nine months ended September 30, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $823,094 included in our net loss for stock-based compensation, provision for doubtful accounts, and depreciation, less changes in non-cash working capital totaling $407,748. For the nine months ended September 30, 2013, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $203,935 included in our net loss for stock-based compensation, depreciation, and loss on disposition of computer equipment, plus changes in non-cash working capital totaling $17,957.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 and 2013 were $63,150 and $1,703, respectively, and was for the purchase of property and equipment. We currently estimate the amount of capital expenditures for the remainder of 2014 to be approximately $40,000.

Financing Activities

During the nine months ended September 30, 2014, cash flows from financing activities totaled $1,121,053, principally related to proceeds of 1) $1,001,000 from the issuance of 2,002,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors and 2) $120,000 in aggregate advances from two unrelated parties and from two members of the board of directors.  During the nine months ended September 30, 2013, cash flows from financing activities totaled $597,000, related to proceeds of $442,000 from the issuance of 825,000 shares of common stock (principally at $0.50 per share) and warrants for the purchase of 10,313 shares of common stock for cash; proceeds of $150,000 from advances received from a member of our board of directors; and proceeds of $5,000 for a convertible note payable.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2013.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The allowance for doubtful accounts is particularly susceptible to change in the near term.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that the disclosure controls and procedures were not effective for the following reasons:

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

2.

We have a material weakness in internal control with regard to accounting for an allowance and related provision for doubtful accounts receivable, which could result in a material misstatement of the consolidated financial statements.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, we modified our accounting policies and procedures related to the capitalization of additions to property and equipment, which resolved the material weakness in internal control that was reported in our Form 10-Q for the three months ended June 30, 2014. Otherwise, there has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 7, 2014, we issued 30,000 shares of common stock for cash to a member of the board of directors. Proceeds from the issuance were $15,000, or $0.50 per share.

On August 7, 2014, we issued 2,000 shares of common stock for cash to an officer of the Company. Proceeds from the issuance were $1,000, or $0.50 per share.

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, were sophisticated, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with, or have direct access to as a result of their positions, certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Corrected, Amended and Restated Certificate of Incorporation, as filed on November 15, 2006(1)
3.2	Certificate of Amendment of Certificate of Incorporation, as filed on June 9, 2011(1)
3.3	By-Laws(1)
4.1	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(2)
4.2	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

FRESH MEDICAL LABORATORIES, INc.

November 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

November 14, 2014	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)