Form 10-K
period 2014-12-31
FRESH MEDICAL LABORATORIES, INC.
filed 2015-03-31
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

. Large Accelerated Filer	. Accelerated Filer
. Non-accelerated Filer	X . Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES       .  NO   X .

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2014 was approximately $4,037,627, based upon 8,075,254 shares held by non-affiliates and an assumed fair market value of $0.50 per share.  The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the last private purchase of the Company’s common stock prior to June 30, 2014.  Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of March 25, 2015, the Registrant had 20,024,052 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.   None.

INDEX TO FORM 10-K

PART I

1

Item 1. Business

1

Item 1A. Risk Factors

10

Item 1B. Unresolved Staff Comments

16

Item 2. Properties

17

Item 3. Legal Proceedings

17

Item 4. Mine Safety Disclosures.

17

PART II

18

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

18

Item 6. Selected Financial Data

20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

26

Item 8. Financial Statements and Supplementary Data

26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

26

Item 9A. Controls and Procedures

26

Item 9B. Other Information

28

PART III

29

Item 10. Directors, Executive Officers and Corporate Governance

29

Item 11. Executive Compensation

33

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

36

Item 13. Certain Relationships and Related Transactions, and Director Independence

37

Item 14. Principal Accounting Fees and Services

39

PART IV

39

Item 15. Exhibits, Financial Statement Schedules

39

PART I

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of Fresh Medical Laboratories, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements.  The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

Fresh Medical Laboratories, Inc. does business under the name “ProLung” in the United States and as “Freshmedx” in Europe.  Accordingly, in this filing, Fresh Medical Laboratories, Inc. and its consolidated subsidiary are referred to as “ProLung” or “Freshmedx”, in addition to as the “Company” versions of “we” or “us”.  We have registered ProLung®, Freshmedx® Fresh Medical Laboratories® as trademarks and we have applied for EPN Scan™, Electro Pulmonary Nodule Scanner™ and EPN Scanner™ as trademarks. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

Fresh Medical Laboratories, Inc. is developing, testing and commercializing its non-invasive lung cancer risk test, which it refers to as the “Electro Pulmonary Nodule Scan” or “EPN Scan.” The EPN Scan was developed to assist in the evaluating abnormalities or lesions found by a CT scan of the lung that are suspicious for cancer.  The current standard of medical care for suspicious lesions involves repeat CT scans until substantial growth is detected.  The EPN Scan is designed to be used on patients in which a lung lesion has been detected by a CT scan and is designed to provide more accurate information on whether the lung lesion may be cancerous.

Many individuals, particularly those exposed to smoking or environmental hazards, have suspicious lung abnormalities when evaluated by CT.  Determining the risk of lung cancer has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role in identifying those patients who need more vigilant follow-up.  On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years.  On February 5, 2015, the U.S. Center for Medicare and Medicaid Service announced its coverage of lung cancer screening by CT.  The guideline and its related reimbursement by Medicare are expected to increase the number of individuals with suspicious findings in the lung that may be candidates for the EPN Scan.

On May 10, 2013, the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner and Probe.  This marking is regulatory approval that clears the marketing and sale of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states.  The new screening guidelines and Medicare coverage recently announced in the U.S. for lung cancer screening are not available in Europe.

In the United States, we have submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.

From inception to date, we have generated limited revenues. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

The address of our principal executive office is:

Fresh Medical Laboratories, Inc.

Attention: Chief Executive Officer

757 East South Temple, Suite 150

Salt Lake City, Utah 84102

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@ProLungdx.com.

Our U.S. website can be viewed at www.ProLungdx.com and our European website can be viewed at www.freshmedx.com. Information included in our websites is not a part of this Report.

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

Our initial focus was to develop, market, and sell noninvasive––diagnostic and predictive analytical devices for a life threatening disease. We incorporated certain aspects of the BMC licensed technology with our own technology and directed our research attention toward lung cancer. We obtained encouraging results in a well-controlled proof of concept trial in lung cancer patients and healthy volunteers.  Our clinical studies demonstrated the utility of the device to potentially improve the timing and accuracy of risk evaluation of patients with lung lesions that may or may not have lung cancer (risk stratification).

We are now making preparations to sell and market the EPN Scan in the U.S. and in the European market as well as other international markets.

U.S. Market

In the U.S., seven hospital groups are currently involved in ProLung’s EPN Scan in lung cancer research, and we have plans to expand to an additional 12 hospitals and clinics for pre and post market related research.  Assuming that our 510(k) de Novo FDA clearance is granted or that Premarket approval is not required, of which there can be no assurance, we plan to convert hospitals involved in research to commercial placements of the EPN Scanner and related EPN Scan Kit.

In the past 18 months, there have been some significant changes in the way in which U.S. healthcare providers and their physicians manage lung cancer.  We believe that these changes are solid, sustainable trends that may have a positive effect on our plan to go to market.  On December 31, 2013, the U.S. Preventative Services Task Force recommended insurance reimbursement for the low-dose CT screening of individuals at a high risk of lung cancer.  On January 1, 2015, reimbursement coverage under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) went into effect in January 1, 2015.  On February 5, 2015 the U.S. Center for Medicare and Medicaid Service announced Medicare coverage for the CT screen for its beneficiaries.  We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the EPN Scan.

In response to these announcements, some U.S. health centers refocusing and concentrating their lung cancer medical expertise in trans-disciplinary lung clinics.  The creation of lung centers is in anticipation of increased numbers of individuals who test positive with the CT scan and require new expertise in this patient population and coordinated clinical follow-up.  Our plan is to sell the EPN Scan to these emerging centers as well as conventional hospitals and clinics at a time when they are likely to be receptive to a helpful risk stratification device and test.

Europe Market

We have regulatory approval for the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states.  On May 10, 2013 the EPN Scan was assessed and certified as meeting the requirements of Directive 93/42/EEC on medical devices, for its bioconductance scan platform and probe.  In Europe, our device is indicated for use in patients who have undergone CT in which a pulmonary lesion of indeterminate significance has been detected.  The European regulatory authorities have the right to audit periodically and on a random basis, our compliance with European Directives.

The EPN device is for use as an aid in the risk stratification of such patients for the occurrence of lung cancer.   Patients with a high composite score are at a high risk of developing lung cancer.  As many patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, clarifying the risk of disease has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role initially and from time to time in identifying those patients who need more vigilant follow-up.

In April 2014, independent distributors began to market and sell the EPN Scan to hospitals, clinics and private practices. EPN Scanners have been sold to distributers in Germany and Switzerland.

China Market

In China, the numbers of smokers is stable and growing. Lung cancer is epidemic in China, and the worst is yet to come as one in three cigarettes smoked in the world are smoked in China.  In addition, air pollution presents a significant environmental hazard in China’s large cities and industrial areas.  We licensed ProLung China the exclusive rights to sell ProLung products in China provided that the licensee achieves local regulatory approvals within a 3-year period and does not export from China.  We offer limited clinical and training support and are entitled to a royalty of 7% of ProLung China’s revenue.  Our involvement with a licensee is not expected to require additional investment in China by us.

In February 2014, the Chinese licensee received approval to manufacture, but not market or sell, the device in China as a lung cancer risk stratification device.  On March 15, 2015 the licensee entered clinical trials at two prominent hospitals for the purpose of seeking approval to market and sell the EPN Scanner in China.

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

Lung cancer patients face median five-year survival rates of only 16 percent (compared to 93 percent for breast cancer and 100 percent for prostate cancer, the only two cancers with greater incidence)6. Survival rates of lung cancer has lagged behind that of other cancers largely due to a lack of early and effective diagnostics, resulting in delayed intervention.  This is evidenced by the fact that 84 percent of lung cancer patients present with locally advanced or metastatic disease.  Experts project that with accurate and early diagnosis, five-year survival could approach 80 percent.7

Business

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

We estimate that each year, 2.5 million Americans undergo CT chest scans for purposes unrelated to suspicion of lung cancer and discover lesions in the lung.  Some findings are large enough to justify immediate surgical biopsy, but the majority raise the only suspicion for lung cancer.  Since biopsy of the lung involves significant risk to the patient, the current standard of care requires waiting months or years with follow up CT imaging studies that show a doubling of growth before biopsy or therapy can be undertaken.  For these individuals, an immediate answer is needed (i) to immediately establish or defer the need for an expensive and life-threatening biopsy or (ii) to eliminate the cost and traumatic anxiety of waiting for months or even years for radiological stability while running the risk of metastatic cancer.

_______________________________

1American Cancer Society, http://www.cancer.org/Cancer/LungCancer-SmallCell/OverviewGuide/lung-cancer-small-cell-overview-key-statistics (last visited Mar. 29, 2012).

2http://apps.nccd.cdc.gov/uscs/ (last viewed 20 March 2014)

3GLOBOCAN 2008, International Agency for Research on Cancer (IARC), http://globocan.iarc.fr/factsheets/populations/factsheet.asp?uno=900 (last visited March 13, 2012).

4Ibid.

5Ibid.

6JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

7Annals of Oncology, Volume 21, Issue suppl. 5 pp. v103-v115.

Now, under the U.S. Preventative Services Task Force guideline, millions of Americans may seek a CT screen and join those with incidental findings that require extensive follow up.  Patients with lesions suspicious for lung cancer desire an immediate answer as to whether surgical biopsy is justified.  Our EPN Scan may provide part of this answer and may reduce delays, as well as the emotional trauma and cost waiting.

The Electro Pulmonary Nodule Scan

We believe the EPN Scan is the first accurate and reliable bioconductance measurement method that has been shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials.

The EPN Scan is planned to be introduced to the market like a standard predictive analytical test without the need for transmission of a physical sample or specimen.  Instead, the EPN Scan acquires precision bioconductance measurements by means of a patented EPN Probe and disposable diaphoretic electrodes8 placed on the back and arms.  Data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition to the CT scan, patient history and other risk stratification information to evaluate patients with suspicious masses or lesions identified by CT scan.  The EPN Scan is immediate, pain-free, non-invasive and non-radiating.  It requires little patient preparation and can be completed in less than 20 minutes by a proficient technician.

We provide the following components of the EPN Scan system:

•      EPN Scanner -  The patented high fidelity EPN Probe is placed at specified locations on the chest and arms to measure transthoracic bioconductance9, and we believe it offers improved risk evaluation in patients suspected of lung cancer with lesions of the lung in well-controlled clinical trials than may be obtained by CT alone.  The EPN Scanner is designed to validate measurements for immediate analysis and reporting.

•      EPN Scan Kit – Each single-use EPN Scan Kit displays a unique identifier code that is required for access to a EPN Scan report together with all of the components necessary to assure precision test performance, patient comfort and hygiene. Consumables are provided in a tamper resistant, tear-open envelope that includes 6 (six) diaphoretic electrodes, 1 (one) ProLung Probe tip and introducer and 1 (one) moistening sponge.  The EPN Scan Kit is traceable by inventory lot, physician, hospital and distributor.

The EPN Scan Procedure

The EPN Scan procedure is performed by a qualified test technician and may be completed in 20 minutes.

A qualified test technician:

1.

Connects the EPN Scan device to the probe, with the electrode cables, Internet and power.  Following a brief power on sequence, the EPN Scan completes self-diagnostics.

2.

Seats the subject.  Removal of underclothing is typically unnecessary.

3.

Opens one new single-use ProLung EPN Scan kit from its tamper-proof packaging.

4.

Applies single-use easily-removable diaphoretic electrodes at sites on the patient’s back and arms.

5.

Enters test session data including technician name, physician name, report delivery method, patient data.

6.

Begins testing, as prompted by the device, by applying the probe to acquire measurement data from sites on the chest, shoulders and arms.

7.

Monitors the acquisition of real-time data.  Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

_______________________

8A self-adhesive foam conductor and medium from which an electric current is conducted to or from the human skin that can generate sweat or perspiration.

9The measurement of electrical resistance in the human through the thoracic cavity or chest wall.

Research and Clinical Trial Results

Our EPN Scan was evaluated in three clinical trials as follows:

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

•      Results. The EPN Scan showed a reliability index of 0.9911 and a correlation between device replicates of 0.0985 indicating a reproducible result can be obtained from a single EPN Scan result.

III. EFFICACY AND SAFETY IN THE TARGET INDICATION ― Baltimore, MD (2012)

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

Potential U.S. Market for EPN Scan

Region	Population (in millions)	At high risk (in millions)	Market Channel
United States	310	123	Direct

The Company estimates that there are 123 million Americans at high risk of lung cancer (96 million current and former smokers plus 27 million exposed to carcinogenic agents at home or in industry).14

Symptomatic:  0.2 million

Each year 226,160 are diagnosed with lung cancer.15  Approximately 90 percent of lung cancer patients are symptomatic at presentation (~203,544).16

___________________________

10Bioelectrical impedance is the measurement of tissue conductivity by applying a very small electric current to the body.

11The Reliability Index is the inverse of the rate of failure in a study.

12Risk Stratification is the evaluation of a patient’s risk of the future confirmation of disease.

13R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

14CDC: Cigarette Smoking Among Adults US 2007 (2008),www.cdc.gov(last visited Feb. 9, 2012).

15American Lung Assoc., http://www.lung.org/lung-disease/lung-cancer/resources/facts-figures/lung-cancer-fact-sheet.html (last visited Mar. 28, 2012).

16Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited Mar. 13, 2012).

Asymptomatic /Incidental:  2.4 million

In addition, an estimated 13.5 million chest CT scans are performed primarily for other purposes, of which 18 percent reveal incidental non-calcified solitary pulmonary nodules, resulting in an estimated 2.4 million patients without lung cancer symptoms whose indeterminate masses require follow-up.17

EPN Scan Benefits

Based on the number of symptomatic and asymptomatic patients who undergo CT scans and assuming that EPN Scan will be used in conjunction with each of the CT scans, we estimate an initial U.S. market potential of approximately 2.5 million EPN Scans per year at a projected wholesale price of $400 per EPN Scan.  The EPN Scanner device may be priced for rapid penetration at $15,000 in the U.S.

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

European Market for Electro Pulmonary Nodule Scan

Competition

The development and commercialization of new products to improve the accuracy of pre-surgical staging and diagnosis of lung cancer is competitive, and we expect considerable competition from major medical device companies, laboratory tests and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology18 and markers, blood markers19, radiography and CT imaging.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We plan to commercialize a portion of the European market prior to entry into the U.S. market and other international markets.   The speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position. We believe that our EPN Scan is superior or equivalent to existing alternatives in all of these areas, other than availability (in the U.S. due to lack of FDA approval) and reimbursement.  We are in the process of seeking reimbursement approval in the European Union and expect to seek reimbursement approval in the U.S. when we obtain marketing approval.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business.  We protect our intellectual property through confidentiality and trade secret agreements.  We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

Our patent protection is focused upon two key elements of the EPN Scan:

1.

The proprietary design of the EPN Scan probe and related computer algorithm used to prepare its report.

2.

The proprietary design of a group of algorithm or bioconductance profiles derived from our clinical research.

____________________________

17Hlatky C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008).

18Sputum Cytology is a study of phlegm cells under a microscope to see whether they are normal or it contains structures suspicious for lung cancer.

19A marker is a sign of a disease or condition that can be isolated from a sample (i.e. blood, breath).

We intend to actively pursue our patent opportunities in the U.S. and abroad.  Product specific patents may be filed for all final products and issuance may correspond closely with regulatory agency approval to provide the longest proprietary protection.  Existing patent applications of the Company and BMC, from whom we have exclusive licenses, are set forth below:

Title	Country	Type	Filed(6)	Serial #	Patent #
Company Owned Patents
Method for diagnosing a disease	U.S.	ORD(1)	10/25/2007	11/978,045	7,603,171
	U.S.	CON(2)	10/13/2009	12/578,329	8,121,677
In Licensed Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	U.S.	DIV(3)	11/26/2007	11/944,696	7,536,220
	U.S.	DIV	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	U.S.	ORD	7/20/2004	10/895,149	7,937,139
	AU(5)	PCT(4)	9/21/2004	2004322306
	NZ	PCT	9/21/2004	552911	552911

(1) Ordinary patent application - The first application for patent filed in the Patent Office without claiming priority from any application or without any reference to any other application under process in the Patent office.

(2)  Continuing patent application - A patent application which follows, and claims priority to, an earlier filed patent application.

(3)  Divisional patent application - A patent application which has been divided from an existing application.

(4)  International patent application - An international agreement for filing patent applications.

(5)  Patent Cooperation Treaty Agreement under the laws of Australia.

(6)  All patents expire 20 years from the date filed.

Exclusive License Agreements

On January 20, 2005, we entered into a License Agreement with BMC (as amended the “BMC License”) whereby we obtained a license from BMC to use certain BMC patents worldwide.  The BMC License was amended on November 2, 2006, on November 26, 2007 and on September 1, 2008. Under the BMC License we have the right to the exclusive use of certain patents and patents pending and related technology in its medical devices and other products for an indefinite term. In return, we have agreed to incur a minimum of $4,750,000 in development costs by November 2014, to develop and market our products worldwide based on a graduated schedule, and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  We met the development cost requirement in 2014.  Also under the BMC License, we have agreed to pay BMC a royalty based on the aggregate worldwide net sales during each calendar year in an amount equal to seven percent (7%) of net sales, up to $50 million in annual net sales, six percent (6%) of net sales from $50 million to $200 million in annual net sales, and five percent (5%) of net sales above $200 million in annual net sales.  In countries in which BMC has no patents, the BMC License reduces the royalty rates above by 2%.  The BMC License addresses certain mechanical aspects of the hardware and a portion of the software of the EPN Scan.  Specifically, we have licensed certain design features of the EPN Scan including the probe and platform, which are described in U.S. patent numbers 7,536,220, 7,542,796, and 7,937,139.  In addition, we have licensed the rights to the technology that controls the functionality of the probe.

Governmental Regulations

Marketing Approvals

We must receive separate regulatory approvals from the FDA and equivalent regulatory bodies in other countries for each of the devices before we can sell them commercially in the U.S. or internationally.    We cannot make the claims necessary to market any of our product candidates until we have completed the requirements for regulatory approval.  We do not know whether regulatory authorities will grant approval for any of the products our marketing or distribution partners and we develop.

A summary of the status of our marketing approvals in the key initial markets we have identified is set forth below:

•      United States.  The EPN Scan has been designated a “non-significant risk device” by Institutional Review Boards associated with ProLung clinical trials, permitting uninhibited investigational use of the device.  ProLung submitted a 510(k) Class II submission to the FDA on March 20, 2014.  Devices cleared via Section 510(k) of the Federal Food, Drug, and Cosmetic Act can be marketed and sold in the United States.   Although governing regulations anticipate that the FDA will issue a decision on a 510(k) petition within 90 days, the FDA often extends the process in order to gather additional information.  Also, it is possible that FDA would determine the EPN Scan is not eligible for the 510(K) process and require the Company to go through a rigorous premarket approval process requiring that we conduct several phases of clinical trials over a period of several years.

On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.

•      European Union.  CE marking was granted as of May 10, 2013 for the EPN Scan which permits the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland and Turkey. CE marking also requires manufacturers to maintain an ISO 13485 Quality System.

•      China. State Food and Drug Administration (“SFDA”) roughly follows the FDA model, and approval permits the marketing and sale of the device in the People’s Republic of China (PRC).  To be sold in China, medical devices must be registered with Chinese health authorities.  In February 2014, the Company’s Chinese licensor received approval to manufacture the device from the Beijing government.  Additional approvals are required to market and sell the device in this market.

In addition, after marketing approval is obtained, a next step in each of these markets is for insurance companies or government agencies, as applicable, to agree to reimburse for the EPN Scan.  We have not commenced this process in the U.S. or China, as we do not have marketing approval.  In the European Union, we are pursuing reimbursement in Germany and Switzerland.

Manufacturing Requirements

As a manufacturer of medical devices, we must comply with the 21 CFR Part 820 Good Manufacturing Practice regulations established by the FDA.  These requirements are meant to ensure that medical devices are safe and effective.  We maintain a quality management system that includes standard operating procedures for key processes such as manufacturing, record keeping, post market surveillance, complaint handling and corrective and preventative action.  Our quality management system is currently ISO 1348542 certified and complies with the 21 CFR Part 820 Good Manufacturing Practice regulations.   Contract manufactures we select will qualify with the 21 CFR 820 Good Manufacturing Practice regulations, which may reduce or eliminate the need for the Company to comply with certain manufacturing requirements as discussed below.  We will also be subject to similar requirements imposed by other countries.

Manufacturing

We currently manufacture the EPN Scanner and the EPN Scan Kit.  When volume requirements exceed current manufacturing capacity, we intend to utilize contract manufacturers for the physical manufacturing of our products.  This may afford numerous benefits, including:

•      Reduce or eliminate of significant start-up costs required to acquire manufacturing personnel and brick and mortar manufacturing facilities.

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

We have interviewed, performed site visits, and qualified the multiple redundant contract manufacturers required to produce our products.  As of December 31, 2014 we have no contractual obligations with such contract manufacturers for the manufacturing of our products.

Our prospective contract manufacturers will source our product components from multiple specialized vendors that supply plastics, sheet metal, machining, cables, wire harnesses, and other computer hardware components.  We maintain our own design control and ISO 13485 quality system.

Research and Development

The Company spent $610,199 and $798,386 on company-sponsored research and development during fiscal years ending December 31, 2014 and 2013, respectively.

Employees

The Company currently has four full-time employees and two part-time employees.

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

We do not generate sufficient cash flows from operations to meet the cash requirements of our operations and other commitments without raising funds through the sale of debt and equity securities.  We do not expect to generate enough cash from operations to meet our requirements in the near term.  Proceeds raised from funding activities are required for us to have funds to meet our obligations for the foreseeable future.  In their report on our most recently audited financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern because we did not have sufficient cash to fund operations for at least the following year. A going concern qualification could impair our ability to finance operations through the sale of debt or equity securities. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain. If we are unable to achieve these goals, our business would be jeopardized and it may not be able to continue operations.

We have issued indebtedness and, if we are unable to repay or refinance it, there is a risk that we will be unable to continue as a going concern.

As of December 31, 2014, we had outstanding indebtedness of $1,756,589, which includes outstanding principal and accrued but unpaid interest.  The balances of our loan obligations are scheduled to come due in 2015 and 2016.  If we default under our loan obligations, we could be forced into bankruptcy.  In connection with any bankruptcy proceeding, it is doubtful that there will be any amount available for distribution to our shareholders.

We are a development stage company with limited revenue and not assurance of earning significant revenue over the long term.

We were organized in 2004, and since that date have experienced significant losses from operations.  We are in the process of commercializing our proprietary EPN Scan in Europe and seeking marketing approval for the EPN Scan in the United States, and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain.

Our future success depends on our ability to begin generating revenues on a regular and continuing basis and to properly manage costs. Our ability to generate revenues depends on a number of factors, some of which are outside our control. These factors include our ability to obtain necessary government and regulatory approvals, our ability to successfully commercialize the EPN Scan, our ability to protect intellectual property related to the EPN Scan, our ability to obtain reimbursement approval from insurance companies and government and our ability to effectively market our products.  If we cannot expand our revenue significantly over the long term, we will not be profitable.

Our success depends upon our ability to effectively market our products.

If the EPN Scan does not achieve market acceptance, we will be unable to generate significant revenues. The commercial success of the EPN Scan will depend primarily on convincing health care providers to adopt and use the EPN Scan. To accomplish this, we, together with any other marketing or distribution collaborators, will need to convince members of the medical community of the benefits of the EPN Scan through, for example, published papers, presentations at scientific conferences, and additional clinical data. Medical providers will not use our product unless we can demonstrate that our product consistently produces results comparable or superior to existing products, and has acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of the EPN Scan could be limited. Even if we demonstrate the effectiveness of the EPN Scan, medical practitioners may still use other products. If the EPN Scan does not achieve broad market acceptance, we will be unable to generate significant revenues, which would have a material adverse effect on its business, cash flows and results of operations.

We are subject to litigation risk if our EPN Scan is not effective.

The nature of the EPN Scan as a medical device and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the EPN Scan does not perform as intended there could be significant, or even life-threatening, adverse consequences. We may even be subject to claims against us despite the fact that the injury is due to the actions of others, such as manufacturers or medical personnel. In the event that we are sued, it could divert management’s attention from the development and commercialization of the EPN Scan and our business and have adverse consequences to our ability to meet our business objectives or to obtain necessary financing. Any products liability insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us, and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

We must obtain regulatory in the U.S. and other non-EU markets to be able to commence marketing and sales in those markets.

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

We have received a CE Mark in Europe for the marketing of the EPN Scan in the European Union.  We intend to also obtain clearance to sell the in the United States, China, and Russia. Each market has unique regulatory requirements.  In the United States, FDA marketing clearance and approval of the facilities used to manufacture the EPN Scan will be required before the EPN Scan may be marketed in the United States. We may be subject to 510(k) de novo clearance or premarket approval, which would substantially lengthen the regulatory approval process beyond that anticipated.  A similar  regulatory  process  will be  required  by  Chinese and Russian  regulatory authorities  before  our  products can be marketed in those countries. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product.  It is possible that our EPN Scan may not obtain marketing approval in the U.S. or another significant potential market, which would harm our long term revenue potential.

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

To the extent that we market the EPN Scan in the U.S., federal healthcare reform may adversely affect the results of our domestic operations.  The Patient Protection and Affordable Care Act, or Affordable Care Act, was enacted in March 2010.  Under Affordable Care Act, medical device manufacturers, such as us, are required to pay a 2.3% excise tax on U.S. sales of certain medical devices.  The Affordable Care Act reduces Medicare and Medicaid payments to hospitals, clinical laboratories, and pharmaceutical companies, and could otherwise reduce the volume of medical procedures.  These factors, in turn, could result in reduced demand for our produces and increased downward pricing pressure.  While the Affordable Care Act is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on potential sales of the EPN Scan is uncertain at this time.  Further, we cannot predict with any certainty what other impact the Affordable Care Act may have on our business.

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

The absence of, or limits on reimbursements may affect our revenues and profitability.

The cost of a significant portion of medical care is funded by governmental, and other third-party insurance programs. It is possible that our products will not be approved for reimbursements by governments or insurance providers, which will seriously harm our ability to generate revenue.  In addition, even if reimbursement is approved, limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business.

We are a small company and may be unable to compete with competitive technologies.

There are a number of competitive technologies currently being developed as well as refinements being made to existing competitive technologies. To the extent that any of these technologies or refinements result in products that successfully address some of the shortcomings of existing products, or result in quality products that are less expensive than the EPN Scan, any perceived demand for the EPN Scan may be reduced or eliminated.

Many competitors offer a range of products in areas other than those in which we propose to compete, which may make such competitors and their products more attractive to surgeons, hospitals, group purchasing organizations, and other potential customers. Many competitors also have significantly more financial resources than us. Competitive pricing pressures or the introduction of new products by competitors could have an adverse effect on our ability to establish market acceptance for the EPN Scan. We cannot predict future markets for the EPN Scan or other products, and we may not be able to shift production to other products in the event of a lack of market demand for the EPN Scan, leading to an accompanying adverse effect on our profitability.

We may be unable to keep up with changes in technology.

The future market for our products is characterized by rapidly changing technology. Our future financial performance will, in part, be dependent on our ability to develop and manufacture new products or improvements to existing products on a cost-effective basis, to introduce them to the market on a timely basis, and to have them accepted by surgeons and other potential customers. We may not be able to keep pace with technological change or to develop viable new products in a timely fashion. Factors that could delay the release of potential products or even cancellation of our plans to produce and market these new products could include delays in research and development, delays in securing future regulatory approvals, or changes in the competitive landscape.

We may be unable to protect our intellectual property rights, which are important the potential value of our products and company.

We have obtained patent protection, through ownership and licensing, for the EPN Scan in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the EPN Scan in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents.  Any defense of patents could prove costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense.  In addition, the owner of patented technology that we license may fail to maintain underlying patents or may breach its obligations to us.

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

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the EPN Scan without obtaining a license from the patent holder, which may not be available at commercially reasonable terms or at all, and we may have to redesign the EPN Scan so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believes them to be. Even if we are ultimately successful in our defense of an infringement case, we the costs of litigation would significantly harm our business.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have no experience in the manufacture of medical devices in commercial quantities. As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to manufacture, package, label, and deliver our products.  Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products or if the prices charged by such manufacturers are higher than anticipated.  Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA.  If any such manufacturers fail to comply with FDA requirements, they may be unable to manufacture our products.  In addition, such manufacturers may fail to manufacture our products in accordance with specifications or may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages.  If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.  Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. We may face liability to our distributors and customers if our products are not manufactured as per specifications or if such specifications cause the products to spoil, become unsafe or fail to function as marketed. We may also face substantial liability for damages if our products produce adverse side effects or defects are identified with any of our products that harm patients and other users.  Any such failures or defects may lead to a breakdown in our relationships with distributors and purchasers, leading to a substantial decline in or collapse of our market.  In addition, if any judgments or liabilities are material in size, we may be unable to satisfy such liabilities. Any product liability could harm our operations, and a large judgment could force us to discontinue our operations.

We are dependent upon third parties for marketing and other aspects of our business.

Much of our strategy for the commercialization of the EPN Scan relies on us entering into various arrangements with licensors, distributors, and other third parties. We have entered into an exclusive license agreement with BioMeridian Corporation to use technology owned by Biomeridian. We have also entered into agreements with distributors in Europe to distribute the EPN Scan. We may be unable to enter into necessary distribution and licensing agreements to market the product. Failure to enter into these future arrangements, or failure to maintain current arrangements, with third parties could substantially impair or even eliminate our ability to market the EPN Scan. Our reliance on collaboration with others may adversely affect our ability to continue to operate, pursue our technology development program, or to achieve profitability.

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

We are subject to changes in the value of the Euro relative to the value of the U.S. Dollar.  As our operations continue to grow, we anticipate becoming subject to market risk relating to the Euro, Chinese Yuan, the Russian Ruble, and other foreign currencies. Fluctuations in foreign currencies could have a negative impact on our margins and financial results.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 41% of our outstanding common stock.  These executive officers and directors effectively control all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 757 East South Temple, Suite 150, Salt Lake City, Utah 84102. The Company currently leases this property for $3,787 a month and the lease payment will escalate by 2% each year through the end of the lease. The term of lease expires on July 31, 2017. We have the option to renew the lease for an additional three years.  If we exercise this option, our rental expense will escalate by an additional 3% per year.  This location is approximately 4,657 square feet of office space. The Company believes that this space is satisfactory for its current needs and its needs in the immediate future.

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

(b)      Holders.

As of March 16, 2015, there are 20,024,052 common shares issued and outstanding, which were held by 543 stockholders of record.

(c)      Warrants and Options

As of December 31, 2014, there were 1,423,211 warrants for the purchase of Common Stock outstanding (“Warrants”). The Warrants have a weighted average remaining contractual life of 8.3 years and have a weighted average exercise price of $0.54.  There are no options for the purchase of Common Stock outstanding.

(d)      Convertible Notes.  As of December 31, 2014, there are Convertible Notes amounting to $90,000 outstanding.  Convertible Notes accrue interest at the rate of 8% per annum but do not pay interest until maturity and are convertible at the option of the holder into shares of the Company’s common stock at the greater of $.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion.  These Convertible Notes were issued between May 2012 and June 2012.

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

(f)      Securities Authorized for Issuance under Equity Compensation Plans.

The Company has not adopted a stock incentive plan, but has granted stand-alone restricted stock awards to certain employees, officers, directors and other service providers of the Company. The following table sets forth certain information with respect to the stock plan as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	765,500	N/A	N/A
Total	765,500	0	0(2)

(1)

On August 1, 2013, we issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services.  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash.  On January 8, 2014, we issued 120,000 non-vested shares of common stock to a director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash.  On May 16, 2014, the Company issued 804,140 vested shares of common stock to directors, officers, and consultants for their current services.  These shares were valued at $402,070, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash.  These shares of common stock vest over periods ranging from zero months to 36 months.  During the year ended December 31, 2014, an officer returned 53,850 shares of common stock for cancelation.  As of December 31, 2014, there are 765,500 shares of awarded, but non-vested shares of common stock.

(2)

The Company routinely makes grants of stock and restricted stock despite the absence of a plan and may continue to do so in the future.

(g)      Recent Sales of Unregistered Securities.

On November 15, 2014, we issued 44,897 shares of common stock to an individual in connection with the conversion of a note payable in the amount of $30,000 plus accrued interest of $5,918 at a conversion price of $0.80 per share.

On November 15, 2014, we issued 83,977 shares of common stock to an individual in connection with the conversion of a note payable in the amount of $35,000 plus accrued interest of $6,988 at a conversion price of $0.50 per share.

On November 17, 2014, we issued 100,000 shares of common stock to an individual in connection with the conversion of a note payable in the amount of $50,000 at a conversion price of $0.50 per share.

On November 17, 2014, we issued 50,000 shares of common stock to a trust for cash in the amount of $25,000, or $0.50 per share.

On November 17, 2014, we issued 150,000 shares of common stock to a limited liability company owned by a member of the board of directors for cash in the amount of $75,000, or $0.50 per share.

On November 17, 2014, we issued 100,000 shares of common stock to an individual for cash in the amount of $50,000, or $0.50 per share.

On November 18, 2014, we issued 10,000 shares of common stock to a member of the board of directors in connection with the conversion of a note payable in the amount of $5,000 at a conversion price of $0.50 per share.

On November 19, 2014, we issued 30,000 shares of common stock to a member of the board of directors in connection with the conversion of a note payable in the amount of $15,000 at a conversion price of $0.50 per share.

On November 19, 2014, we issued 100,000 shares of common stock to an individual in connection with the conversion of a note payable in the amount of $50,000 at a conversion price of $0.50 per share.

On December 15, 2014, we issued 50,000 shares of common stock to a limited liability company owned by a member of the board of directors for cash in the amount of $25,000, or $0.50 per share.

On December 24, 2014, we issued 50,000 shares of common stock to a member of the board of directors for cash in the amount of $25,000, or $0.50 per share.

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

In February 2015, the Company commenced an offering of convertible debentures (the “Debentures”) in an aggregate amount of up to $2,000,000.  As of March 31, 2015, the Company has received subscriptions with respect to $1,036,050 in Debentures, which it expects to accept in early April 2015.  The Debentures bear interest at the rate 8% per annum.  Principal and accrued interest are due on the maturity date, which is defined as the date that is 36 months from the first date of the month following the issuance of the Debenture. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

The offer and sale of such shares of the Debentures is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and as set forth in Rule 506 under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there has been no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

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

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; receipt or denial of marketing approval from the FDA and similar agencies; receipt or denial of reimbursement from government agencies and insurance companies; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLung in the United States and Freshmedx in Europe. We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”).  The EPN Scan was designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest.  The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

As many patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up.  On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years.  This guideline is expected to increase the number of patients with suspicious findings in the lung that may be candidates for the EPN Scan.

On May 10, 2013, the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner and Probe.  This marking is regulatory approval that clears the marketing and sale of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states.  The new screening guidelines and Medicare coverage recently announced in the U.S. for lung cancer screening are not available in Europe.

In the United States, we have has submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.

From inception to date, we have generated limited revenues.  During the year ended December 31, 2014, we commenced selling the EPN Scan to customers in the European Union.  We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

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

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

Revenues.  During the year ended December 31, 2014, we commenced selling our EPN Scan units and test kits in the European Union.  We also sold additional units under the exclusive license of our technology for China.  Total sales revenue for the year ended December 31, 2014 was $332,005.  In April 2013, we entered into a license agreement with a distributor to grant an exclusive license of our technology for China.  Under this license agreement, we received and recognized $115,000 of licensing fees during the year ended December 31, 2013, of which $100,000 represented compensation for entering into the agreement and $15,000 was for providing initial prototype and testing units.  Under the license agreement, we will be entitled to additional payments when the distributor has achieved certain cumulative revenues and an annual royalty based on net sales.  However, as of December 31, 2014, there is no additional revenue due from either of these sources.

Cost of Sales.  During the year ended December 31, 2014, we recognized $48,824 in cost of sales related to the EPN Scan units and test kits sold in the European Union and in China.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.  Our orders are intermittent, and we expect that the amount and percentage of our gross margins will vary significantly over the coming quarters and years.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the year ended December 31, 2014 were $2,000,232, compared to the total operating expenses for the year ended December 31, 2013, of $1,057,340, representing an increase of $942,892.  This increase was principally due to an increase of $517,775 in stock-based compensation from $291,712 for the year ended December 31, 2013 to $809,487 for the year ended December 31, 2014.  Stock-based compensation for the year ended December 31, 2014 was related to a) the issuance of 804,140 shares of our common stock to officers, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash); b) the amortization of compensation in the amount of $326,111 arising from stock issuances in August 2013 and January 2014 that vest for periods of up to 36 months; and c) the amortization of compensation in the amount of $81,306 arising from the issuance of warrants to Leavitt Partners, LLC to purchase 900,000 shares of common stock, that vested as to 225,000 shares on September 1, 2014 and that vests as to the remaining 675,000 shares on a monthly basis through June 1, 2018.  Stock-based compensation for the year ended December 31, 2013 was related to a) the amortization of compensation in the amount of $286,782 arising from stock issuances principally in August 2013 that vest for periods of up to 36 months and b) the issuance of 9,860 shares of our common stock to a consultant as compensation for current services valued at $4,930 ($0.50 per share, the price of the most recent issuances of common stock for cash).

The remainder of the increase in operating expenses for the year ended December 31, 2014 was due to a) the provision for doubtful accounts in the amount of $100,000 for accounts receivable that had not been collected and were overdue at December 31, 2014; b) an increase of $147,859 for professional fees, principally for auditing, accounting, and consulting services; c) an increase of $62,760 for travel and meal costs, primarily related to European travel in connection with marketing efforts of our products which received regulatory approval in 2013; d) an increase of $34,950 in payroll and related taxes and benefits; and e) an increase of $79,548 in various other operating expenses.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $206,421 for the year ended December 31, 2014, as compared to net expense of $290,624 for the year ended December 31, 2013.  Other income (expense) for the year ended December 31, 2014 consists of a) interest expense of $168,826, b) a foreign currency exchange loss of $27,566, c) a loss on the extinguishment of debt of $15,746, and d) a gain on revaluation of derivative liability of $5,717.  Other income (expense) for the year ended December 31, 2013 consists of a) interest expense of $194,253 and (b) a loss on the extinguishment of debt of $96,371.

Interest expense consists of interest incurred on notes payable with related parties and other investors.  The decrease in interest expense of $25,427 between 2014 and 2013 is principally due to a decrease in the principle balance of interest-bearing convertible notes outstanding at during 2014 compared to 2013, as a result of the conversion of notes payable into common stock during those two years.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and translated into U.S. Dollars at the date of each sale and at the balance sheet date.  The foreign currency exchange loss of $27,566 for the year ended December 31, 2014 is the result of the decrease in the exchange rate to 1.211 at December 31, 2014.

We recognized a loss on extinguishment of debt of $15,746 and $96,371 during the years ended December 31, 2014 and 2013, respectively, as a result of the modification of the conversion price of certain notes payable.  During the quarter ended December 31, 2013, for investors who held convertible notes payable and who also purchased common stock during the quarter, the conversion price of their notes payable was reduced from $0.80 per share to $0.50 per share to provide an incentive for them to purchase common stock and to convert their notes payable into common stock.  The loss on extinguishment of debt recognizes as an expense the effects of the modification in the conversion price.

As more fully described in Note 9 to the consolidated financial statements, there was a period of time during the quarter ended December 31, 2014 that the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation.  On December 3, 2014, the Company held an annual and special meeting of stockholders and the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Second Amended and Restated Certificate of Incorporation to forty million shares, which resolved the matter.  During the period of time that the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation, generally accepted accounting principles required that the fair value of all of the outstanding warrants be accounted for as a derivative liability and reclassified from additional paid in capital.  The fair value of each outstanding warrant was estimated using the Black-Scholes option pricing model and the total fair value of all warrants was estimated to be $373,979 and was recharacterized as a derivative liability.  Furthermore, on December 3, 2014, the fair value of each outstanding warrant was again estimated using the Black-Scholes option pricing model and the aggregate fair value of all warrants was estimated to be $368,262.  At that date, derivative liability accounting for the outstanding warrants was no longer required, the Company recognized a gain on revaluation of derivative liability of $5,717, and the fair value of the derivative liability was recharacterized back to additional paid in capital.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2014 and 2013:

	2014	2013

Cash	$4,044	$87,082

Current assets	407,957	98,692
Current liabilities	(1,531,188)	(771,778)

Working capital (deficit)	$(1,123,231)	$(673,086)

In June 2014, the FDA informed us that 510(k) clearance would not be available to the Company for its EPN Scan device and indicated that a 510(k) de novo petition may be an appropriate pathway to approval due to the novel technology and indication used in the device based upon section 513(a)(1) of the Food, Drug and Cosmetic Act. The enhanced 510(k) de novo petition was prepared and submitted to the FDA for review in 2014. On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.  The Company will establish a budget and seek the funding required to satisfy the additional request.  The nature and scale of any additional requests, if any, are unknown, and will not be known until the FDA makes a definitive response to the 510(k) de novo petition pending.

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung EPN Scan.  The funds required for the United States market launch are estimated to be approximately $4.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities.  On March 31, 2014, we have received subscriptions for, and expect to immediately close on, the sale of $1,036,050 in Debentures, as part of an offering of up to $2,000,000 in Debentures.   Other than such subscriptions, we have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

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

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of December 31, 2014, our outstanding debt financing includes the following notes payable.

Related-Party Notes Payable

As of December 31, 2014, we were obligated under the terms of a master note agreement to a founding stockholder and former member of our Board of Directors in the amount of $929,536.  The note and accrued interest are due on April 30, 2015.  The note bears interest at 11.10% and is unsecured. As of December 31, 2014, the balance of accrued interest on this note is $223,742.

As of December 31, 2014, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum.  On March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date for payment of the note and accrued interest to June 30, 2016.  The balance of accrued interest on this note at December 31, 2014 was $137,610.

Convertible Notes Payable

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured.  The notes and accrued interest were scheduled to mature from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock.  During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock.  During the year ended December 31, 2014, three notes payable in the amount of $90,000 and related accrued interest of $16,243 were converted into 164,295 shares of the Company’s common stock, at a weighted average of approximately $0.65 per share. The balance due on the remaining notes payable was $90,000 at December 31, 2014.

In February 2015, the Company commenced an offering of Debentures in an aggregate amount of up to $2,000,000.  As of March 31, 2015, the Company has received subscriptions with respect to $1,036,050 in Debentures, which it expects to accept in early April 2015.  The Debentures bear interest at the rate 8% per annum.  Principal and accrued interest are due on the maturity date, which is defined as the date that is 36 months from the first date of the month following the issuance of the Debenture. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Other Notes Payable

During the six months ended December 31, 2014, the Company received advances from five unrelated parties in the aggregate amount of $250,000 and two members of the board of directors in the aggregate amount of $20,000.  The terms of these advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.  During the three months ended December 31, 2014, these advances in the aggregate amount of $270,000 were converted into 540,000 shares of the Company’s common stock, at $0.50 per share.

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Operating activities	$(1,340,941)	$(811,780)
Investing activities	(63,150)	(1,014)
Financing activities	1,321,053	897,000

Net increase (decrease) in cash	$(83,038)	$84,206

Operating Activities

For the fiscal year ended December 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $923,192 included in our net loss for stock-based compensation, depreciation, provision for doubtful accounts, loss on extinguishment of debt, and gain on revaluation of derivative liability, less changes in non-cash working capital totaling $340,661.  For the fiscal year ended December 31, 2013, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $396,124 included in our net loss for stock-based compensation, loss on extinguishment of debt, depreciation, and loss on disposition of computer equipment, plus changes in non-cash working capital totaling $25,060.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2014 and 2013 were $63,150 and $1,014, respectively, and was for the purchase of property and equipment.  We currently estimate the amount of capital expenditures for the year ending December 31, 2015 to be approximately $150,000.

Financing Activities

During the year ended December 31, 2014, cash flows from financing activities totaled $1,321,053, principally related to proceeds of 1) $1,051,000 from the issuance of 2,102,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors and 2) $270,000 in aggregate advances from five unrelated parties and from two members of the board of directors.   During the year ended December 31, 2013, cash flows from financing activities totaled $897,000, related to proceeds of $742,000 from the issuance of 1,443,750 shares of common stock (principally at $0.50 per share) and warrants for the purchase of 10,313 shares of common stock for cash; proceeds of $150,000 from advances received from a member of our board of directors; and proceeds of $5,000 for a convertible note payable.

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

Trade Receivables and Credit Policies – Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest.  The Company uses an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable.  Account balances will be charged off against the allowance when the account receivable is considered uncollectible. The allowance for doubtful accounts is an estimate that is particularly susceptible to change in the near term.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2014, the following material weaknesses existed:

Inadequate Segregation of Duties

The Company did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff.

Material Audit Adjustments

The Company did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, the Company did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial close and reporting. This resulted in material audit adjustments to the financial statements.

Inventory Count Procedures

The Company did not effectively monitor internal controls over inventory count procedures. Our initial inventory observation procedures indicated that the counts were not performed for all items or were performed incorrectly. The Company should implement monitoring to assure that the counting procedures are performed based on Company policy.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, we modified our accounting policies and procedures related to accounting for an allowance and related provision for doubtful accounts receivable, which resolved the material weakness in internal control that was reported in our Form 10-Q for the three months ended September 30, 2014.  Otherwise, there has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

Name and Business Address	Age	Position
Steven C. Eror	61	President, Chief Executive Officer, and Director
Michael Garff	31	Chief Operating Officer
Karleen Callahan	68	Vice President, Clinical Affairs
Wayne Adams	59	Director
Dennis Tulane	54	Director
Robert W. Raybould	74	Director
Clark Campbell	66	Director, Chairman of the Board of Directors
Todd Morgan	63	Director
Tim Treu	66	Director, Vice President Global Sales and Marketing
Richard McKeown	68	Director

Steven C. Eror, age 61.  Mr. Eror has 25 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies.  He became Co-founder, CEO, President and Director of the Company in February 2005.   Mr. Eror has served as CEO of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2002 to 2004.  He also served as the chief executive officer of Consonus (an IT application service provider with operations throughout the western U.S.) from 2000 to 2001.  Mr. Eror was the chief financial officer of Pharmadigm (focusing on injectable anti-inflammatory for severe burns, asthma and wound healing) from 1996 to 2000.  Prior to this, he was a chief financial officer of Evans and Sutherland Computer Corporation NASDAQ:ESCC, a company which focuses on simulation technology including molecular modeling from 1994 to 1996. In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company.   Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA.

The Board of Directors believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry qualifying him for service as a member of the Company’s Board of Directors.  Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Michael Garff, age 31.  Mr. Garff joined the Company as Chief Operating Officer in May 2009.  Prior to joining the Company, he worked at Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Previously, Mr. Garff was a project manager at U.S. Bank from 2005 to 2008 and a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009. Mr. Garff received his Bachelor’s degree and MBA from the University of Utah. Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer

Karleen Callahan, RPh, PhD, age 68. Dr. Callahan joined the Company in February 2006 as its Vice President, Clinical Affairs responsible for initial clinical strategy and operations. She has over 25 years of experience in diagnostic and clinical research at NPS Pharmaceuticals, the University of Utah Health Sciences Division as Research Associate Professor from 1990 to 2000, PPD Pharmaco (global clinical research organization), Computerized Thermal Imaging, Inc. as Director of Clinical Research from 2000 to 2003 (breast cancer diagnostics), MacroMed as Executive Director, Clinical Development (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2003 to 2005, and the University of Texas Health Science Center as Assitant Professor Biochemistry from 1985 to 1990. Dr. Callahan earned a degree in Pharmacy from the University of Utah and received her Ph.D. in Pharmacology from the University of Texas. Dr. Callahan received post-doctoral training at the University of Washington School of Medicine in the Department of Internal Medicine. Throughout her career she has focused on breast, esophageal, and lung cancer.

Wayne Adams, MD, age 59.  Dr. Adams has served as a Director of the Company since its inception.  He has served as a Staff Radiologist at Mountain Medical Physician Specialists since 1999.  Dr. Adams received his MD from University of Cincinnati College of Medicine.  He completed a residency in Radiology and a fellowship in nuclear medicine.  Dr. Adams is Board Certified in both Nuclear Medicine and Radiology.  He is a member of the American College of Radiology, the American Medical Association, the Society of Breast Imaging, and the Society of Nuclear Medicine.

The Board of Directors believes that Dr. Adams’ medical education, expertise, and extensive clinical experience in radiology and nuclear medicine qualify him for service as a member of the Company’s Board of Directors.

Dennis Tulane, age 54.  Mr. Tulane has served as a Director of the Company since 2008.  He is the co-founder and a Managing Partner for Corradiance, LLC, a management and IT consulting firm.  Prior to founding Corradiance, LLC, he worked as a Senior Systems Engineer with Electronic Data Systems.  He also held various technical and management positions with Smith’s Food and Drug Centers, American Stores and AG Consulting. Mr. Tulane holds a Bachelor of Arts degree in Computer Science from Utah State University.  He speaks English and German.

The Board of Directors believes that Mr. Tulane’s business education, expertise, and extensive systems, data processing and software production management experience qualify him for service as a member of the Company’s Board of Directors.

Robert W. Raybould, age 74.  Mr. Raybould has served as a Director of the Company since January of 2012.  Mr. Raybould began his career in the U.S. Army and Eastman Kodak and became a financial planner.  In 1971, he co-founded Realvest, a real estate investment company and then sold its holdings between 1981 and 1984.  Realvest again syndicated real estate in the early 90’s and sold in 1997.  In 1987, Mr. Raybould assisted in founding TRI Capital Corporation, a mortgage-banking firm and served as a member of its Board of Directors until 2005.  In 1995 he assisted in the formation of DTM Research, LLC in 1995 and served as Chairman of the Board from its formation until 2006.  In 1999, he founded Greenhill Financial and served as one of its managing partners until 2006.  During that time the firm became Arlington Value Capital, LLC.   From 2007 to present, Mr. Raybould has been actively investing in companies.   Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah.

Due to Mr. Raybould’s successful financial, entrepreneurial and business experience, the Board of Directors has concluded that Mr. Raybould is qualified to serve as a director of the Company.

Clark Campbell, age 66.  Dr. Campbell serves as the Chairman of the Board of the Company and has served as a Director since 2012.  He is the author of four award winning best selling books published by John Wiley & Sons and has taught business management at the University of Delaware, University of Utah, and Westminster College. He founded OPPM International in 2009, a company engaged in business project management consulting and training, and has served as CEO since that date.  During his 30-year association with OC Tanner (a privately held human resources and employee recognition company), from 1979 to 2009, he served successively as the Director of Corporate Planning, Vice President of Quality and as the Senior Vice President of Administration and Professional Services.  Earlier in his career he held positions with DuPont and Northwest Pipeline. Dr. Campbell has the following certifications: Agile Communication, AgCC; Certified Scrum Master, CSM; Master Project Manager, MPM; and 6 Sigma Master Black Belt.   Dr. Campbell holds a BS in Chemical Engineering and MBA from the University of Utah and a PhD in Business Administration.

The Board of Directors believes that the depth of Dr. Campbell’s business education, expertise, and executive management, leadership and entrepreneurial experience qualify him for service as a member of the Company’s Board of Directors and as Chairman.

Todd Morgan, age 63. Mr. Morgan has served as a Director of the Company since January 8, 2014. He began his career with The West Bend Company in the sales department and served as the District Manager from 1974 to 1981.  He started Morgan Industries in 1982.  Morgan Industries owns Morgan Pavement Inc., an asphalt paving and maintenance business currently contracting in seven western states with offices in Utah and Arizona.  Morgan Industries Inc. also owns Nurock Asphalt, a company which currently manufactures and sells asphalt maintenance products to a number of individual asphalt companies.  Mr. Morgan currently serves as Chairman of the Board of Morgan Industries Inc.  In 2008, Mr. Morgan formed MPM Investment Group LP and currently serves as general partner and manager.  Mr. Morgan served on the Board of Directors of America West Bank from 2004 to 2009.  Mr. Morgan is also serving on the Board of Directors of Ellison Ranching Company.

The Board of Directors believes that Mr. Morgan’s business education, expertise, and extensive operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

Tim Treu, age 66. Mr. Treu has served as a Director of the Company since July 31, 2013.  He has served as the Executive Vice President of Sales for OC Tanner Company from 1996 to 2013 where he has been accountable for all aspects of global sales, as well as developing the sales force and the go-to-market strategy.  Mr. Treu holds a BA from California State University, Long Beach.

The Board of Directors believes that Mr. Treu’s business education, expertise, and extensive operational sales and marketing leadership qualify him for service as a member of the Company’s Board of Directors.

Richard McKeown, age 68.  Mr. McKeown has served as a Director of the Company since July 1, 2014. Mr. McKeown has served as Chief Executive Officer of Leavitt Partners, a health care advisory firm, since 2009.  From 2005 to 2009, Mr. McKeown was the Chief of Staff at the U.S. Department of Health and Human Services.  From 2003 to 2005, Mr. McKeown was the Chief of Staff in the Office of Administrator at the U.S. Environmental Protection Agency, and from 1999 to 2003, Mr. McKeown was the Chief of Staff to Governor Michael Leavitt in the State of Utah.  Mr. McKeown recently co-published Finding Allies, Building Alliances with Michael Leavitt.  Mr. McKeown holds a B.S. degree from Ohio University and a Juris Doctorate from the University of Utah School of Law.

The Board of Directors believes that Mr. McKeown’s extensive experience as a high-ranking leader in government, particularly with the U.S. Department of Health and Human Services, and his general leadership and advisory skills qualify him for service as a member of the Company’s Board of Directors.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of eight members. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

The Board of Directors approved the formation of an audit committee on July 31, 2013.  Three directors comprise the Audit Committee: Todd Morgan (Chairman), Steven C. Eror, and Dennis Tulane. Of the three members, Todd Morgan and Dennis Tulane are independent directors. Steven C. Eror is the Chief Executive Officer of the Company. The Board has determined that Todd Morgan and Steven C. Eror are qualified as “audit committee financial experts”, as defined in applicable Commission rules.  The Board made a qualitative assessment of Messers Morgan’s, Eror’s and Tulane’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts, as further set forth in the subsection above entitled “Directors and Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports.  Based upon the Company’s review of the reports required by such persons and amendments thereto furnished to the Company, the Company believes that no reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed.   Based on the records of the Company of transactions involving the Company, the Company believes that the following reports should have been filed by the Company’s Section 16 filers during the fiscal year ended December 31, 2014:

Name and Title of Section 16 Filer	Type of Report(s)	Due Date	Filed Date

Steven C. Eror, Chief Executive Officer	Form 4 Form 4	05/20/2014 08/11/2014	Not filed Not filed
Dr. Clark Campbell, Director	Form 4 Form 4	05/20/2014 11/20/2014	Not filed Not filed
Robert W. Raybould, Director	Form 4	11/21/2014	Not filed
Timothy W. Treu	Form 4 Form 4	02/11/2014 05/20/2014	Not filed Not filed
Todd Morgan	Form 4 Form 4 Form 4 Form 4 Form 4 Form 4 Form 4 Form 4	01/13/2014 03/05/2014 03/18/2014 05/20/2014 08/11/2014 11/29/2014 12/17/2014 12/29/2014	Not filed Not filed Not filed Not filed Not filed Not filed Not filed Not filed

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

Item 11. Executive Compensation

Executive Compensation.

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2014 and 2013. The Company's named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2014, (b) the next two most highly compensated executed officers serving as of December 31, 2014 whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2014.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Steven C. Eror, President	2014	$250,000	$-	$-	$-	$250,000
	2013	320,417(1)	95,000(2)	-	-	415,417
Michael Garff, Chief Operating Officer	2014	144,000	-	-	-	144,000
	2013	127,083	60,000(3)	-	-	187,083

(1)

Includes the value of 170,000 shares of common stock award to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months.   Such shares were valued at $85,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.

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

(3)

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

2014 Equity Awards

There were no equity awards to either of the named officers during the year ended December 31, 2014.

2014 Bonus Compensation

None of the named executive officers were awarded a bonus with respect to the year ended December 31, 2014.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2014, certain information regarding shares of common stock awarded to and held at year-end by, the Named Executive Officers:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven C. Eror (1)	77,922	$38,961

(1) On August 1, 2013, Mr. Eror was awarded 320,000 shares of common stock.  The common stock was valued at $160,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash.  150,000 shares of the common stock were awarded pursuant to the incentive compensation provisions of Mr. Eror’s employment agreement for the receipt of European regulatory approval and vested immediately.  The remaining 170,000 shares were issued to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months.  At December 31, 2014, 77,922 shares of the award are not vested.

Termination/Change of Control Provisions of Employment Agreements

The employment agreements with the named executive officers of the Company do not include any provisions providing for payments upon a change of control.   Mr. Eror’s employment agreement provides for a severance payment to Mr. Eror equal to one third of the base salary in effect at the time of termination if the agreement; provided, however the Company shall not be obligated to pay the severance payment if the agreement is terminated 1) by Mr. Eror, 2) by the Company for cause, or 3) as a result of an objection by either party to the extension of the agreement as described above.

Mr. Garff’s employment agreement does not include severance provisions.

Compensation of Non-Employee Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-employee directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2014:

Compensation Table for Non-Employee Directors

Name &Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Wayne Adams, Director	2014	$0	$0(1)	$0	$0
Dennis Tulane, Director	2014	$0	$0(2)	$0	$0
Nathan L. Wade, Director	2014	$0	$0(3)	$0	$0
Robert Raybould, Director	2014	$0	$108,000(4)	$0	$108,000
Clark Campbell	2014	$0	$96,750(5)	$0	$96,750
Tim Treu	2014	$0	$90,395(6)	$0	$90,395
Todd Morgan	2014	$0	$108,750(7)	$0	$108,750
Richard McKeown	2014	$0	$0	$0	$0

(1)

On August 1, 2013, Mr. Adams was awarded 135,000 shares of common stock.  15,000 shares of this common stock vests over 12 months and 120,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $67,500, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 63,340 shares of the award are not vested.

(2)

On August 1, 2013, Mr. Tulane was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 63,340 shares of the award are not vested.

(3)

On August 1, 2013, Mr. Wade was awarded 120,000 shares of common stock.  The common stock was scheduled to vest over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  Mr. Wade resigned from the board of directors on July 1, 2014, on which date the balance of his unvested shares were awarded to him for his contribution to the Company.

(4)

On May 16, 2014, Mr. Raybould was awarded 216,000 shares of common stock for services.  The common stock vested immediately and was valued at $108,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. On August 1, 2013, Mr. Raybould was awarded 170,000 shares of common stock.  50,000 shares of this common stock vests over 24 months and 120,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $85,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 77,922 shares of the award are not vested.

(5)

On May 16, 2014, Mr. Campbell was awarded 193,500 shares of common stock for services.  The common stock vested immediately and was valued at $96,750, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  On August 1, 2013, Mr. Campbell was awarded 650,000 shares of common stock.  50,000 shares of this common stock vests over 24 months and 600,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $325,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 331,244 shares of the award are not vested.

(6)

On May 16, 2014, Mr. Treu was awarded 180,790 shares of common stock for services.  The common stock vested immediately and was valued at $90,395, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. On August 1, 2013, Mr. Treu was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 63,340 shares of the award are not vested.

(7)

On January 8, 2014, Mr. Morgan was awarded 120,000 shares of common stock.  The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.  At December 31, 2014, 80,864 shares of the award are not vested. On May 16, 2014, Mr. Morgan was awarded 97,500 shares of common stock for services.  The common stock vested immediately and was valued at $48,750, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash.

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

3.

Members of the Board of Directors who also serve on the executive committee receive an additional award of 50,000 shares of common stock for their term of 24 months, but may be awarded additional shares of common stock to the extent the Board of Directors determines that their services exceeds that normally expected from a director serving on an executive committee.

4.

Members of the Board of Directors who also serve on the medical advisory board receive an additional award of 15,000 shares of common stock for each year of service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 16, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,024,052 shares of our common stock issued and outstanding as of March 16, 2015. Unless otherwise indicated, the address of each person listed is care of Fresh Medical Laboratories, Inc., 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership(1) (2)	Percent of Class
Steven C. Eror, Chief Executive Officer and Director	Common	1,444,006	7.2%
Michael Garff, Chief Operating Officer	Common	475,000	2.4%
Wayne Adams, Director	Common	275,000	1.4%
Dennis Tulane, Director	Common	679,579	3.4%
Robert W. Raybould, Director	Common	2,214,015	11.1%
Clark Campbell, Director	Common	1,112,688	5.6%
Todd Morgan, Director	Common	1,367,500	6.8%
Tim Treu, Director	Common	400,790	2.0%
Richard McKeown	Common	345,000	1.7%
All Officers and Directors As a Group (nine persons)	Common	8,313,578	40.7%

(1)

The amount of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)

Each member of the Board of Directors is awarded shares of common stock for services on the Board.  Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services.  Shares awarded are issued to the recipient and vest over the term of services.  In the event of early termination of services and not serving for the full term for which the shares were award, a pro rata portion of the shares are required to be returned to the Company.  The amount of unvested shares included in the table above are:  61,672 shares for Mr. Eror; 53,340 shares for Mr. Adams; 53,340 shares for Mr. Tulane; 61,672 shares for Mr. Raybould; 274,992 shares for Mr. Campbell; 70,865 shares for Mr. Morgan; and 53,340 shares for Mr. Treu.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.

Related-Party Notes Payable

We are obligated under the terms of a promissory note payable to William A. Fresh, a founding shareholder and former member of our Board of Directors, in the amount of $929,536.  The note and accrued interest are due on April 30, 2015.  The note bears interest at 11.10% and is unsecured. As of December 31, 2014, the balance of accrued interest payable is $223,742. Interest expense for the year ended December 31, 2014 was $103,179.

We are obligated under the terms of a master note agreement payable to Brett M. Error, a nephew of our chief executive officer, in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum.  The note was originally due on December 31, 2012; however, on March 27, 2014, Mr. Error and the Company entered into an amendment of the master note to extend the maturity date of the note and accrued interest to June 30, 2016.  The balance of accrued interest payable at December 31, 2014 was $137,610. The Company paid accrued interest of $50,000 during the year ended December 31, 2014.  Interest expense for the year ended December 31, 2014 was $53,540.

During the three months ended September 30, 2014, the Company received advances from Robert W. Raybould and Clark Campbell, members of our Board of Directors, in the amounts of $15,000 and $5,000, respectively. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2014, the Company, Mr. Raybould, and Mr. Campbell agreed to convert the advances totaling $15,000 and $5,000 into 30,000 shares and 10,000 shares of common stock, respectively, or $0.50 per share.  There was no interest paid on the advances during the period of time that the advances were outstanding during the year ended December 31, 2014.

Consulting Agreement

Effective July 1, 2014, we entered into a Consulting Services Agreement with Leavitt Partners, LLC pursuant to which Leavitt Partners, LLC agreed to provide strategic consulting services the Company.  Richard McKeown, a director of the Company, is the Chief Executive Officer of Leavitt Partners, LLC. As consideration for the services, the Company originally issued to Leavitt Partners a warrant to purchase 900,000 shares of common stock of the Company. The original warrant had an exercise price of $0.50 per share, vested with respect to 180,000 shares initially and with respect to 15,000 shares per month thereafter.  On September 1, 2014, the original warrant was amended to reduce the number of shares subject to the warrant from 900,000 to 225,000, with all of the shares under the amended warrant exercisable as of September 1, 2014.  During the three months ended December 31, 2014, we issued a second warrant to Leavitt Partners to purchase 675,000 shares of common stock of the Company. This second warrant has an exercise price of $0.50 per share and vests with respect to 15,000 shares per month commencing October 1, 2014.

Master Services Agreement

Effective January 11, 2014, we entered into a Master Services Agreement with an entity that provides consulting and professional services.  This entity is owned and managed by Dennis Tulane, a member of our board of directors.  The term of the Master Services Agreement was originally for one year following the effective date; however, work under the Master Services Agreement has been temporarily suspended by mutual agreement, as further described below.  The Master Services Agreement provided for the issuance of work orders.  On January 13, 2014, we issued an initial work order to determine system requirements, project scope, project plan, and budget for the development on an Internet-based customer service portal.  This work order was completed in March 2014 for a fixed fee of $8,500.

On March 26, 2014, we issued a second work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment).  The total cost for the services under the second work order was estimated to be $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  However, after completion of the first phase (prototype completion), further work under the Master Services Agreement was temporarily suspended by the mutual agreement of the Company and the consultant pending sufficient availability of working capital.  According to the Master Services Agreement, the cost for completion of the first phase was $26,800, which has been paid.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules.  Under these rules, Steve C. Eror is not independent, and all other directors, namely Wayne Adams, Nathan L. Wade, Dennis Tulane, Robert Raybould, Clark Campbell, Todd Morgan, Tim Treu, and Richard McKeown, are independent.

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

	2014	2013
Audit Fees	$50,223	$41,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$50,223	$41,000

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

The Audit Committee (or the Board of Directors, functioning as the Audit Committee, prior to the establishment of the Audit Committee) has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee), approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2014 and 2013 of the independent auditors to render audit or non-audit services were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.

Financial Statements.  The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated Balance Sheets as of December 31, 2014 and 2013

•

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2014

•

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

FRESH MEDICAL LABORATORIES, INC.

March 31, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

March 31, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
(Principal Financial Officer and Principal Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Eror Steven C. Eror	Chief Executive Officer, President and Director	March 31, 2015

/s/ Wayne Adams Wayne Adams	Director	March 31, 2015

/s/ Dennis Tulane Dennis Tulane	Director	March 31, 2015

/s/ Robert W. Raybould Robert W. Raybould	Director	March 31, 2015

/s/ Clark Campbell Clark Campbell	Director, Chairman of Board of Directors	March 31, 2015

/s/ Tim Treu Tim Treu	Director	March 31, 2015

/s/ Todd Morgan Todd Morgan	Director	March 31, 2015

/s/ Richard McKeown Richard McKeown	Director	March 31, 2015

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (7)
3.2	By-Laws(1)
4.1	Form of Warrant, Issued from April 2010 to March 2011(1)
4.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(5)
4.2.1	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(6)
4.2.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC*
4.3	Warrant to Purchase Common Stock Issued to William A. Fresh*
10.1	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005 (2)
10.1.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(2)
10.1.2	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(2)
10.1.3	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(2)
10.2	Master Note with Brett M. Error dated June 30, 2011(2)
10.2.1	Amendment to Master Note with Brett M. Error, dated March 27, 2014(3)
10.3	Form of Eight Percent Convertible Debenture, dated _______, 2012(3)
10.4	Revised Master Loan Agreement, issued May 1, 2012 to William A. Fresh(3)
10.5	Employment Agreement with Steven C. Eror, dated as of August 1, 2013(3) #
10.6	Employment Agreement with Michael Garff, dated as of August 1, 2013(3) #
10.7	Lease Agreement dated April 25, 2014 between Frodsham Real Estate L.L.C. and Fresh Medical Laboratories, Inc.(4)
10.8	Master Services Agreement, dated January 11, 2014, with Corradiance, LLC(4)
10.9	Form of Eight Percent (8%) Convertible Debenture, dated ________, 2015*
14.1	Company Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

# Management compensation agreement.

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference with Form 10/A filed April 10, 2012, File No. 12594347.

(3)

Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 3, 2014.

(4)

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2014.

(5)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 8, 2014.

(6)

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2014.

(7)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 9, 2014.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Fresh Medical Laboratories, Inc. and subsidiary (collectively “the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Medical Laboratories, Inc. and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the years ended December 31, 2014 and 2013, the Company incurred losses from operations and had negative cash flows from operating activities.  As of December 31, 2014, the Company had negative working capital and a stockholders’ deficit.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Eide Bailly LLP

Salt Lake City, Utah

March 31, 2015

www.eidebailly.com

5 Triad Center, Ste. 600  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Balance Sheets
	December 31,
	2014	2013
Assets
Current Assets
Cash	$4,044	$87,082
Accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2014	154,799	-
Inventory	210,474	11,610
Prepaid expenses	38,640	-
Total Current Assets	407,957	98,692

Property and equipment, net of accumulated depreciation	65,775	6,301

Total Assets	$473,732	$104,993

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$105,316	$83,963
Accrued liabilities	406,336	330,884
Related-party notes payable, current portion	929,536	356,931
Convertible notes payable, current portion	90,000	-
Total Current Liabilities	1,531,188	771,778

Long-Term Liabilities
Related-party notes payable, net of current portion	356,931	929,536
Convertible notes payable, net of current portion	-	180,000
Total Long-Term Liabilities	356,931	1,109,536

Total Liabilities	1,888,119	1,881,314

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized;19,730,052 shares and 15,980,028 shares issued and outstanding, respectively	19,730	15,980
Additional paid-in capital	9,075,590	6,793,934
Accumulated deficit	(10,509,707)	(8,586,235)
Total Stockholders' Equity (Deficit)	(1,414,387)	(1,776,321)

Total Liabilities and Stockholders' Equity (Deficit)	$473,732	$104,993

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Operations
	For the Years Ended December 31,

	2014	2013
Revenues:
Sales	$332,005	$-
Licensing income	-	115,000

Total revenue	332,005	115,000

Cost of sales	48,824	-

Gross margin	283,181	115,000

Operating expenses:
Research and development expense	610,199	798,386
Selling, general and administrative expense	1,390,033	258,954
Total operating expenses	2,000,232	1,057,340

Loss from operations	(1,717,051)	(942,340)

Other income (expense):
Interest expense	(168,826)	(194,253)
Loss on extinguishment of debt, net	(15,746)	(96,371)
Foreign currency exchange gain (loss), net	(27,566)	-
Gain on revaluation of derivative liability	5,717	-
Total other income (expense)	(206,421)	(290,624)

Net loss	$(1,923,472)	$(1,232,964)

Basic and diluted loss per share	$(0.11)	$(0.10)

Weighted-average common shares outstanding	17,784,227	12,421,076

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2013 and 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	11,452,675	$ 11,452	$ 4,973,557	$ (7,353,271)	$ (2,368,262)
Stock-based compensation	1,849,146	1,850	289,862	-	291,712
Common stock issued for conversion of notes and accrued interest	1,234,457	1,234	789,959	-	791,193
Common stock and 10,313 warrants issued for cash, principally at $0.50 per share	1,443,750	1,444	740,556	-	742,000
Net loss	-	-	-	(1,232,964)	(1,232,964)
Balance, December 31, 2013	15,980,028	15,980	6,793,934	(8,586,235)	(1,776,321)
Stock-based compensation	924,140	924	727,257	-	728,181
Common stock issued for conversion of notes and accrued interest	704,295	705	391,284	-	391,989
Common stock issued for cash at $0.50 per share	2,102,000	2,102	1,048,898	-	1,051,000
Common stock issued for exercise of warrants at $0.001 per share	53,439	53	-	-	53
Common stock issued in satisfaction of account payable at $0.50 per share	20,000	20	9,980	-	10,000
Issuance of warrants under consulting agreement	-	-	109,900	-	109,900
Contribution of common stock by an executive officer	(53,850)	(54)	54	-	-
Recharacterization of additional paid in capital as derivative liability	-	-	(373,979)	-	(373,979)
Recharacterization of derivative liability as additional paid in capital	-	-	368,262	-	368,262
Net loss	-	-	-	(1,923,472)	(1,923,472)
Balance, December 31, 2014	19,730,052	$ 19,730	$ 9,075,590	$(10,509,707)	$ (1,414,387)

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(1,923,472)	$(1,232,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,676	4,741
Loss on disposition of computer equipment	-	3,300
Loss on extinguishment of debt	15,746	96,371
Stock-based compensation	809,487	291,712
Provision for doubtful accounts	100,000	-
Gain on revaluation of derivative liability	(5,717)	-
Change in assets and liabilities:
Accounts receivable	(254,799)	-
Inventory	(198,864)	(11,610)
Prepaid expenses	(10,046)	-
Accounts payable	31,353	(106,147)
Accrued liabilities	91,695	142,817
Net cash used in operating activities	(1,340,941)	(811,780)

Cash flows from investing activities:
Payments for property and equipment	(63,150)	(1,014)
Net cash used in investing activities	(63,150)	(1,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,051,000	742,000
Proceeds from exercise of warrants to purchase common stock	53	-
Proceeds from issuance of convertible notes payable	-	5,000
Proceeds from issuance of related-party notes payable	20,000	150,000
Proceeds from issuance of notes payable	250,000	-
Net cash provided by financing activities	1,321,053	897,000

Net increase (decrease) in cash	(83,038)	84,206
Cash at beginning of year	87,082	2,876
Cash at end of year	$4,044	$87,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$101,590	$-
Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest converted to common stock	$391,989	$791,193
Common stock issued in satisfaction of account payable	$10,000	$-

See accompanying notes to consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung” in the United States and as “Freshmedx” outside the United States. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate lung masses suspicious for cancer as seen in CT and radiography. The Company’s principal activities have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing.  The Company has developed, tested, and is commercializing its non-invasive lung cancer risk stratification test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”).  In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market.  In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries.  During the year ended December 31, 2014, the Company commenced selling the EPN Scan to customers in the European Union.  In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just commenced selling the EPN Scan and has generated minimal revenues in the past from operations.  Therefore, the Company has not yet achieved its planned level of operations.  The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the years ended December 31, 2014 and 2013.  Additionally, the Company had a stockholders’ deficit and a working capital deficit as of December 31, 2014 and 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing and operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. Additionally, the Company has commenced selling the EPN Scan during the year ended December 31, 2014.  However, there can be no assurance the Company will be successful in these efforts.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments – Related-party notes payable bear interest rates that are not market interest rates given the risks associated with a company in the early stage of its development. The conversion terms and risks associated with a company in the early stage of its development also cause the interest rate borne by the convertible notes payable to not approximate a market interest rate for similar instruments. However, for related-party notes payable and convertible notes payable which are classified among current liabilities due to their relatively short terms remaining to the notes’ maturity dates as of December 31, 2014, the carrying value of those related-party notes payable and those convertible notes payable approximates their fair value.  For the related-party note payable classified as a long-term liability, the estimated fair value is approximately $330,000 based on the interest rates and other terms of debt being issued by the Company shortly after December 31, 2014.

Research and Development – The Company expenses research and development costs as incurred.  Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, legal fees associated with the Company’s intellectual property, and materials and supplies.

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method.

Property and Equipment – Property and Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Revenue Recognition – The Company commenced selling the EPN Scan during the year ended December 31, 2014.  The Company recognizes revenue from the sale of the EPN Scan when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured.  The Company recognizes revenue from licensing arrangements on a straight-line basis over the contractual term of the arrangement or the expected period during which the specified services will be performed, whichever is longer.  However, for licensing arrangements where there are no future service obligations, the licensing income is recognized upon receipt of the consideration under the arrangement.

Trade Receivables and Credit Policies – Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest.  The Company uses an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable.  Account balances will be charged off against the allowance when the account receivable is considered uncollectible. The allowance for doubtful accounts is an estimate that is particularly susceptible to change in the near term.  During the year ended December 31, 2014, the Company recorded a provision for doubtful accounts in the amount of $100,000 for accounts receivable that had not been collected and were overdue at that date.  At December 31, 2014, the allowance for doubtful accounts is $100,000.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.  At December 31, 2014 and 2013, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of December 31, 2014, there were warrants to purchase 1,423,211 shares of common stock outstanding, 765,500 non-vested shares of common stock and $90,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of December 31, 2013, there were warrants to purchase 576,650 shares of common stock outstanding, 1,297,722 non-vested shares of common stock and $180,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Concentrations – The Company’s revenues are concentrated in selling the EPN Scan units and test kits in the European Union, and licensing the related technology in China.  During the years ended December 31, 2014 and 2013, the Company’s revenues were concentrated in three customers, as follows:

	2014	2013

Customer A (Germany)	$239,645	$-
Customer B (Switzerland)	81,760	-
Customer C (China)	10,600	115,000

Total revenue	$332,005	$115,000

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities and Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Consolidation (“ASU 2014-10”), which removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles.  In addition, the amendments eliminated the requirements for development stage entities to: (1) present inception-to-date information in the statements of operations, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance for risks and uncertainties is applicable to entities that have not yet commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements pertaining to development stage entities are to be applied retrospectively.  The amendments related to the disclosure of risks and uncertainties are to be applied prospectively.  ASU 2014-10 is effective for the Company for annual reporting periods beginning January 1, 2015, and for the interim periods therein, with early application of each of the amendments permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  Management adopted ASU 2014-10 as of April 1, 2014, applied the changes in disclosure retrospectively, and the effects of the adoption are reflected in the accompanying consolidated financial statements and related notes.  As described above, the adoption of ASU 2014-10 eliminated certain disclosures of information formerly required of development stage entities, including inception-to-date information in the accompanying statements of operations, cash flows, and stockholders’ equity (deficit).  The adoption of ASU 2014-10 also recharacterized the deficit accumulated during the development stage as accumulated deficit in stockholders’ equity (deficit).  The elimination of these disclosure requirements had no other effect on the amounts reported for total assets, liabilities, stockholders’ equity (deficit), net loss, or loss per common share.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to provide guidance on the presentation of unrecognized tax benefits.  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective January 1, 2015 with earlier adoption permitted.  ASU 2013-11 should be applied prospectively with retroactive application permitted.  Management does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the year ended December 31, 2014 and the three months ended December 31, 2013 for the initial assembly of the EPN Scan which has received regulatory approval in Europe.  The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable.  The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products.

Inventory consists of the following at December 31, 2014 and 2013:

	2014	2013

Raw materials	$93,699	$11,610
Work in progress	12,002	-
Finished goods	104,773	-

Total inventory	$210,474	$11,610

Note 3 – Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013:

	2014	2013

Computer equipment	$7,228	$7,228
Office equipment	3,800	3,800
Tooling	36,350	-
Website development	26,800	-

	74,178	11,028
Less accumulated depreciation	(8,403)	(4,727)

Property and equipment, net	$65,775	$6,301

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

As further described in Note 10 to these consolidated financial statements, the Company entered into a Master Services Agreement with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a second work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  The consultant completed the first phase for the prototype completion and has been paid the corresponding cost of $26,800, which has been recorded as property and equipment.  However, after completion of the first phase, further work under the agreement was temporarily suspended by the mutual agreement of the Company and the consultant pending sufficient availability of working capital. Management expects that it is probable that the Internet-based customer service portal will be completed for its intended purpose.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Depreciation expense for the years ended December 31, 2014 and 2013 was $3,676 and $4,741, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2014 and 2013:

	2014	2013

Accrued interest	$380,122	$329,128
Accrued payroll and payroll taxes	8,864	1,756
Accrued royalties	17,350	-

Total accrued liabilities	$406,336	$330,884

Note 5 – Related-Party Notes Payable

Notes payable to related parties are summarized as follows at December 31, 2014 and 2013:

	2014	2013

Related-Party Notes Payable:
Note payable to a former director; unsecured; interest at 11.10% per annum; due April 30, 2015	$929,536	$929,536

Note payable to a related party; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Total Related-Party Notes Payable	1,286,467	1,286,467

Less: Current Portion	929,536	356,931

Long-Term Related Party Notes Payable	$356,931	$929,536

As of December 31, 2014 and 2013, the Company was obligated under the terms of a master note to a founding stockholder and former member of its board of directors in the amount of $929,536.  The note and accrued interest are due on April 30, 2015.  The note bears interest at 11.10% and is unsecured. As of December 31, 2014 and 2013, the balance of accrued interest was $223,742 and $172,153, respectively. The Company paid accrued interest of $51,590 during the year ended December 31, 2014 (none in 2013).  Interest expense for the years ended December 31, 2014 and 2013 was $103,179 for each year.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

At December 31, 2014 and 2013, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum.  The note also required the board of directors to retain the current management team as long as the note was outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  The balance of accrued interest at December 31, 2014 and 2013 was $137,610 and $134,070, respectively.  The Company paid accrued interest of $50,000 during the year ended December 31, 2014 (none in 2013).  Interest expense for the year ended December 31, 2014 and 2013 was $53,540 for each year.

During the three months ended September 30, 2014, the Company received advances from two members of its board of directors in the aggregate amount of $20,000. The terms of the advances were not initially established such as the interest rate, the security, or the conversion terms.  During the three months ended December 31, 2014, these advances were converted into 40,000 shares of common stock, or $0.50 per share.  There was no interest paid on the advances during the periods that the advances were outstanding.

During 2012 and 2013, the Company received advances from a member of its board of directors in the amounts of $25,000 and $150,000, respectively. The terms of the advances were not initially established such as the interest rate, the security or the conversion terms. During the three months ended December 31, 2013, the advances totaling $175,000 were converted into 350,000 shares of common stock, or $0.50 per share.  There was no interest paid on the advances during the period that the advances were outstanding.

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

During 2012 and 2013, the Company issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured.  The notes and accrued interest are due from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the year ended December 31, 2012, notes payable totaling $225,000 and related accrued interest of $4,570 were converted into 323,493 shares of the Company’s common stock.  During the year ended December 31, 2013, notes payable totaling $279,000 and related accrued interest of $20,045 were converted into 464,077 shares of the Company’s common stock, at a weighted average of approximately $0.64 per share.  The Company recognized a loss on extinguishment of debt of $42,931 as a result of the modification of the conversion price of certain of the promissory notes.  During the year ended December 31, 2014, notes payable totaling $90,000 and related accrued interest of $16,243 were converted into 164,295 shares of the Company’s common stock, at a weighted average of approximately $0.65 per share.  The Company recognized a loss on extinguishment of debt of $15,746 as a result of the modification of the conversion price of one of the promissory notes.  The balance due on the convertible notes payable was $90,000 and $180,000 at December 31, 2014 and 2013, respectively.

During the six months ended December 31, 2014, the Company received advances from five unrelated parties in the aggregate amount of $250,000. The terms of the advances were not initially established such as the interest rate, the security, or the conversion terms.  During the three months ended December 31, 2014, these advances were converted into 500,000 shares of common stock, or $0.50 per share.  There was no interest paid on the advances during the periods that the advances were outstanding.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 7 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2014 and 2013, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 8 – Common Stock

On December 3, 2014, the Company held an annual and special meeting of stockholders.  At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Second Amended and Restated Certificate of Incorporation to forty million shares.  The Second Amended and Restated Certificate of Incorporation was filed with the State of Delaware on December 8, 2014.

Common Stock and Warrants Issued for Cash

During the year ended December 31, 2013, the Company issued 1,443,750 shares of common stock and warrants for the purchase of 10,313 shares of common stock for cash.  The proceeds from the issuances totaled $742,000, and were principally issued at $0.50 per share.  The warrants are exercisable at $0.80 per share for a period of ten years.

During the year ended December 31, 2014, the Company issued 2,102,000 shares of common stock for cash.  Proceeds from the issuances totaled $1,051,000, or $0.50 per share.

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

Contribution of Common Stock to the Company

In November 2014, an executive officer of the Company returned 53,850 shares to the Company for cancelation, which has been accounting for as a contribution of capital to the Company for no consideration.

Common Stock Issued for Services

During the years ended December 31, 2014 and 2013, the Company issued 804,140 shares and 9,860 shares, respectively, to employees, directors, and consultants as compensation for current services.  The Company recognized stock-based compensation of $402,070 and $4,930, or $0.50 per share, for the years ended December 31, 2014 and 2013, respectively.

The Company also issues non-vested common stock to various employees, directors, and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements.  On August 1, 2013, the Company issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services.  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was issued to third parties for cash.  On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties for cash.  The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers, and consultants for the years ended December 31, 2014 and 2013 of $326,111 and $286,782, respectively.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

A summary of the status of the Company’s non-vested shares as of December 31, 2014 and changes during the year then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2013	1,297,722	$0.50
Awarded	924,140	0.50
Vested	(1,456,362)	0.50

Balance at December 31, 2014	765,500	$0.50

As of December 31, 2014 and 2013, there was $382,750 and $648,861, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 1.6 years from December 31, 2014.

Total stock-based compensation expense from all sources for the year ended December 31, 2014 (including stock-based compensation of $81,306 for the warrant discussed below in Note 9) and 2013 has been included in the consolidated statements of operations as follows:

	2014	2013

Research and development expense	$239,291	$191,548
Selling, general and administrative expense	570,196	100,164

Total stock-based compensation	$809,487	$291,712

Note 9 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of each warrant issuance is estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index, and other factors. The Company estimates expected life of each warrant based on the midpoint between the date the warrant vests and the contractual term of the warrant (the Simplified Method). The Company uses the Simplified Method because it does not have more detailed information about exercise behavior that would allow a more reliable method of predicting the expected life of each warrant.  The risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related warrant.  And the dividend yield represents anticipated cash dividends to be paid over the expected life of the warrant.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company.  The Consulting Agreement has a term of four years, but may be terminated by either party as of the first, second, or third anniversary date of the Consulting Agreement, without cause and in its sole discretion.  As consideration for the services, the Company originally issued to Leavitt Partners a warrant to purchase 900,000 shares of common stock of the Company. The original warrant had an exercise price of $0.50 per share, vested with respect to 180,000 shares initially and with respect to 15,000 shares per month thereafter (with accelerated vesting upon a change of control) and expires 10 years after issuance. The Consulting Agreement provided that the original warrant would stop vesting upon termination of the Consulting Agreement by the Company.  On September 1, 2014, the original warrant was amended to reduce the number of shares subject to the warrant from 900,000 to 225,000, with all of the shares under the amended warrant exercisable as of September 1, 2014, and with the rights to exercise the warrant expiring on September 1, 2024.  The original warrant was amended to cancel the warrant shares that were originally scheduled to vest subsequent to the stockholders meeting.  The fair value of the amended warrant was estimated using the Black-Scholes option pricing model.  The fair value of the amended warrant was $62,123, or $0.2761 per share.  The assumptions used for the amended warrant were risk-free interest rate of 1.69%, expected volatility of 65%, expected life of 5 years, and expected dividend yield of zero.  The Company recognized stock-based compensation of $62,123 related to the issuance of the amended warrant.

During the three months ended December 31, 2014, the Company issued a second warrant to Leavitt Partners to purchase 675,000 shares of common stock of the Company. This second warrant has an exercise price of $0.50 per share, vests with respect to 15,000 shares per month commencing October 1, 2014, and expires 10 years after issuance.    The fair value of the second warrant was estimated using the Black-Scholes option pricing model.  The fair value of the second warrant was $216,338, or $0.3205 per share.  The assumptions used for the amended warrant were risk-free interest rate of 1.98%, expected volatility of 72%, expected life of 5.9 years, and expected dividend yield of zero.  In connection with the second warrant, the Company recognized stock-based compensation of $19,183 during the three months ended December 31, 2014 plus an asset in the amount of $28,594 for the prepayment of stock-based compensation to which it has an enforceable right to receive consulting services through the first anniversary date of the Consulting Agreement.  In summary, in accordance with the accounting standards relating to the issuance of stock-based compensation to non-employees, the Company recognized $109,900 as a prepaid compensation expense and additional paid-in capital related to the issuance of the warrants to Leavitt Partners, amortized $81,306 of stock-based compensation based on the vesting pattern of the warrants, and has a prepaid expense of $28,594 that will be amortized as stock-based compensation for the six months ending June 30, 2015.

With the issuance of the second warrant to Leavitt Partners, the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation.  In this situation, generally accepted accounting principles require that the fair value of all of the outstanding warrants be accounted for as a derivative liability and reclassified from additional paid in capital.  The fair value of each outstanding warrant was estimated on the date of the second warrant using the Black-Scholes option pricing model using the assumptions described above.  The aggregate fair value of all warrants was estimated to be $373,979 on the date of the second warrant and was recharacterized as a derivative liability.  As further described in Note 8, on December 3, 2014, the Company held an annual and special meeting of stockholders and the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Second Amended and Restated Certificate of Incorporation to forty million shares.  Accordingly, on December 3, 2014, the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants no longer exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation.  At that date, derivative liability accounting for the outstanding warrants was no longer required under generally accepted accounting principles.  Accordingly, on December 3, 2014, the fair value of each outstanding warrant was again estimated using the Black-Scholes option pricing model using the assumptions described above and the aggregate fair value of all warrants was estimated to be $368,262.  The Company recognized a gain on revaluation of derivative liability of $5,717 at that date and the fair value of the derivative liability was recharacterized back to additional paid in capital.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

A summary of warrant activity for the year ended December 31, 2014 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306
Issued	900,000	$0.50
Exercised	(53,439)	$0.001
Expired	-	$-

Outstanding at December 31, 2014	1,423,211	$0.54	8.3 years	$17,640

The year-end intrinsic value at December 31, 2014 is calculated at $0.50 per share, based on the last price for which the Company issued shares of common stock for cash.

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

On March 26, 2014, the Company issued a second work order to the Consultant under the Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment).  The total cost for the services under the second work order was estimated to be $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  However, after completion of the first phase (prototype completion), further work under the Agreement was temporarily suspended by the mutual agreement of the Company and the Consultant pending sufficient availability of working capital.  According to the Agreement, the cost for completion of the first phase was $26,800, which has been paid.  As further described in Note 3 to these consolidated financial statements, the cost for completion of the prototype has been capitalized and included in property and equipment in the accompanying consolidated balance sheet.

Note 11 – Income Taxes

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

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

The significant components of net deferred tax assets and liabilities were as follows at December 31, 2014 and 2013:

	2014	2013

Operating loss carry forwards	$2,741,690	$2,370,617
Research credit carryforwards	37,677	11,858
Allowance for doubtful accounts	37,300	-
Stock based compensation	30,327	-
Other	(628)	(1,209)
Valuation allowance	(2,846,366)	(2,381,266)

Net Deferred Tax Assets	$-	$-

As of December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.  A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2014 and 2013 is set forth below:

	2014	2013

Benefit at federal statutory rate (34%)	$(653,980)	$(419,208)
State income tax benefit, net of federal tax	(38,975)	(27,791)
Stock-based compensation	247,582	99,182
Loss on extinguishment of debt	5,354	32,766
Research credits	(25,819)	-
Other differences	738	928
Change in valuation allowance	465,100	314,123

Benefit from Income Taxes	$-	$-

As of December 31, 2014, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $7.4 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2034. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company.  The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2010.  The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2008.  During the years ended December 31, 2014 and 2013, the Company did not recognize interest and penalties.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 12 – Commitments and Contingencies

Lease Agreement – Prior to August 2014, the Company leased office space under a non-cancelable operating lease that expired in July 2014.  Monthly rental payments were $2,888 per month.  Effective August 1, 2014, the Company entered into a new lease agreement with its landlord, expanding the amount of office space that it occupies at 757 East South Temple, Salt Lake City, Utah to approximately 4,657 square feet.  The new lease agreement has a term of three years, with an option to renew for an additional three years.  Monthly rental payments under the new non-cancelable lease are $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year.  If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Minimum lease commitments at December 31, 2014 for the remaining term of the lease are as follows:

Year ending December 31,
2015	$45,820
2016	46,736
2017	27,578
Thereafter	-

Total	$120,134

Lease expense charged to operations for the years ended December 31, 2014 and 2013 was $38,672 and $31,908, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At December 31, 2014, accrued royalties under this license agreement total $17,350 (none at December 31, 2013).

Note 13 – Subsequent Events

Common Stock Issued for Cash

During the period subsequent to December 31, 2014 through the date of issuance of the consolidated financial statements, the Company issued 294,000 shares of common stock for cash.  Proceeds from the issuances total $147,000, or $0.50 per share.

Offering of Convertible Debentures

In February 2015, the Company commenced an offering of convertible debentures (the “Debentures”) in an aggregate amount of up to $2,000,000.  As of March 31, 2015, the Company has received subscriptions with respect to $1,036,050 in Debentures, which it expects to accept in early April 2015.  The Debentures bear interest at the rate 8% per annum.  Principal and accrued interest are due on the maturity date, which is defined as the date that is 36 months from the first date of the month following the issuance of the Debenture. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.