Form 10-Q
period 2015-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2015-05-13
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes  X   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       .

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

Yes       No  X   .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 8, 2015, the issuer had 20,024,052 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$917,039	$4,044
Accounts receivable, net of allowance for doubtful accounts of $89,000 and $100,000, respectively	137,030	154,799
Inventory	223,015	210,474
Prepaid expenses	26,962	38,640
Total Current Assets	1,304,046	407,957

Property and equipment, net of accumulated depreciation	64,868	65,775

Total Assets	$1,368,914	$473,732

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$89,229	$105,316
Accrued liabilities	439,330	406,336
Related-party notes payable, current portion	-	929,536
Notes payable, current portion	279,536	-
Convertible notes payable	90,000	90,000
Total Current Liabilities	898,095	1,531,188

Long-Term Liabilities
Related-party notes payable, net of current portion	-	356,931
Notes payable, net of current portion	1,006,931	-
Convertible debentures	1,086,050	-
Total Long-Term Liabilities	2,092,981	356,931

Total Liabilities	2,991,076	1,888,119

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized;20,024,052 shares and 19,730,052 shares issued and outstanding, respectively	20,024	19,730
Additional paid-in capital	9,287,263	9,075,590
Accumulated deficit	(10,929,449)	(10,509,707)
Total Stockholders' Equity (Deficit)	(1,622,162)	(1,414,387)

Total Liabilities and Stockholders' Equity (Deficit)	$1,368,914	$473,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,

	2015	2014
Revenues:
Licensee revenue	$4,500	$-

Total revenue	4,500	-

Cost of revenue	3,900	-

Gross margin	600	-

Operating expenses:
Research and development expense	133,685	190,121
Selling, general and administrative expense	217,470	220,169
Total operating expenses	351,155	410,290

Loss from operations	(350,555)	(410,290)

Other income (expense):
Interest expense	(40,418)	(42,084)
Foreign currency exchange gain (loss), net	(28,769)	-
Total other income (expense)	(69,187)	(42,084)

Net loss	$(419,742)	$(452,374)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted-average common shares outstanding, basic and diluted	19,291,241	16,005,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(419,742)	$(452,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	907	919
Stock-based compensation	79,185	67,043
Provision for doubtful accounts	(11,000)	-
Change in assets and liabilities:
Accounts receivable	28,769	-
Inventory	(12,541)	(103,595)
Prepaid expenses	(2,540)	(10,850)
Accounts payable	(16,087)	62,121
Accrued liabilities	32,994	(23,468)
Net cash used in operating activities	(320,055)	(460,204)

Cash flows from investing activities:
Payments for property and equipment	-	(36,350)
Net cash used in investing activities	-	(36,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	147,000	885,000
Proceeds from exercise of warrants to purchase common stock	-	53
Proceeds from issuance of convertible debentures	1,086,050	-
Net cash provided by financing activities	1,233,050	885,053

Net increase in cash	912,995	388,499
Cash at beginning of period	4,044	87,082
Cash at end of period	$917,039	$475,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,598	$67,196
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest converted to common stock	$-	$28,337

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

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not be indicative of the results to be expected for the year ending December 31, 2015.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of March 31, 2015, there were warrants to purchase 1,423,211 shares of common stock outstanding, 635,567 non-vested shares of common stock, $90,000 of convertible notes, and $1,086,050 of convertible debentures that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of March 31, 2014, there were warrants to purchase 523,211 shares of common stock outstanding, 1,283,635 non-vested shares of common stock, and $155,000 of convertible notes that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted.  Management will adopt ASU 2015-03 as of April 1, 2015, with the only immediate effects of the adoption being the presentation of debt issuance costs for the newly issued convertible debentures as a deduction from the carrying amount of the convertible debentures in the consolidated balance sheet.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to provide guidance on the presentation of unrecognized tax benefits.  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 was effective January 1, 2015 and was adopted as of that date.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled for the EPN Scan which has received regulatory approval in Europe.  The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable.  The cost of inventory also includes the costs of direct labor for the assembly of the EPN Scan and certain indirect costs incurred in connection with purchasing of parts and the assembly of products.  Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method.  Inventory consists of the following:

	March 31,	December 31,
	2015	2014

Raw materials	$107,028	$93,699
Work in progress	13,651	12,002
Finished goods	102,336	104,773

Total inventory	$223,015	$210,474

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014

Computer equipment	$7,228	$7,228
Office equipment	3,800	3,800
Tooling	36,350	36,350
Website development	26,800	26,800

	74,178	74,178
Less accumulated depreciation	(9,310)	(8,403)

Property and equipment, net	$64,868	$65,775

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

As further described in Note 9 to these condensed consolidated financial statements, the Company entered into a Master Services Agreement with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a second work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  The consultant completed the first phase for the prototype completion and has been paid the corresponding cost of $26,800, which has been recorded as property and equipment.  However, after completion of the first phase, further work under the Agreement was temporarily suspended by the mutual agreement of the Company and the consultant pending sufficient availability of working capital.  Management expects that it is probable that the Internet-based customer service portal will be completed for its intended purpose.

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

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014

Accrued interest	$411,942	$380,122
Accrued payroll and payroll taxes	10,038	8,864
Accrued royalties	17,350	17,350

Total accrued liabilities	$439,330	$406,336

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Long-term Debt

Long-term debt is summarized as follows:

	March 31,	December 31,
	2015	2014

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018	$1,086,050	$-

Note payable to a former director and founding shareholder; unsecured; interest at 11.10% per annum; due April 30, 2017	929,536	929,536

Note payable to a relative of an executive officer; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Convertible notes; unsecured; interest at 8.00% per annum; due June 1 to July 1, 2015	90,000	90,000

Total long-term debt	2,462,517	1,376,467

Less: current portion	369,536	1,019,536

Long-term debt, net of current portion	$2,092,981	$356,931

Convertible Debentures

In February 2015, the Company commenced an offering of convertible debentures (the “Debentures”) in an aggregate amount of up to $2,000,000.  As of March 31, 2015, the Company has received subscriptions with respect to $1,086,050 in Debentures.  The Debentures bear interest at the rate 8% per annum commencing April 6, 2015.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.  Issuance costs, when paid or settled, will be amortized over the term of the Debentures using the effective interest method.  The Company evaluated the Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles.  The Company determined the beneficial conversion feature to be $0.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note Payable to Former Director and Founding Shareholder

As of March 31, 2015 and December 31, 2014, the Company was obligated under the terms of a master note to a founding stockholder and former member of its board of directors in the amount of $929,536.  The note and accrued interest were due on April 30, 2015. The note bore interest at 11.10% and was unsecured. As of March 31, 2015 and December 31, 2014, the balance of accrued interest was $240,585 and $223,742, respectively. The Company paid accrued interest of $8,598 and $17,196 during the three months ended March 31, 2015 and 2014, respectively.  Interest expense for the three months ended March 31, 2015 and 2014 was $25,441 for each period.

On May 1, 2015, the Company and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, the Company paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note accrues at the rate of 11.10% per annum and is payable monthly in arrears.  The Company is obligated to make a $250,000 principal payment on January 1, 2016, and the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default.  The current portion and long-term portion of this note have been presented in the accompanying condensed consolidated balance sheet consistent with the terms of the Revised Note, with $279,536 included in current portion of long-term debt and $650,000 included in long-term debt, net of current portion.  In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Note Payable to a Relative of an Executive Officer

At March 31, 2015 and December 31, 2014, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company and bears interest at 15% per annum.  The note also required the board of directors to retain the current management team as long as the note was outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  The balance of accrued interest at March 31, 2015 and December 31, 2014 was $150,811 and $137,610, respectively.  The Company paid accrued interest of $50,000 during the three months ended March 31, 2014 (none during the three months ended March 31, 2015).  Interest expense for the three months ended March 31, 2015 and 2014 was $13,202 for each period.  In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Convertible Notes

During 2012 and 2013, the Company issued notes payable totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured.  The notes and accrued interest are due, if not previously converted, from June through August 2015. The terms of the notes payable are that the notes are convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock is not publicly traded, then the price will be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the years ended December 31, 2012, 2013, and 2014, notes payable totaling $594,000 and related accrued interest of $40,858 were converted into 951,865 shares of the Company’s common stock, representing a weighted average of approximately $0.67 per share, which resulted in a remaining balance payable on convertible notes of $90,000 at March 31, 2015 and at December 31, 2014.  During the three months ended March 31, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share.

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of March 31, 2015 and December 31, 2014, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Common Stock

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

Common Stock Issued for Cash

During the three months ended March 31, 2015, the Company issued 294,000 shares of common stock for cash.  Proceeds from the issuances total $147,000, or $0.50 per share.

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

Common Stock Issued for Services

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements.  On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties for cash.  The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers and consultants for the three months ended March 31, 2015 and 2014 of $64,967 and $67,043, respectively.

A summary of the status of the Company’s non-vested shares as of March 31, 2015 and changes during the three months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2014	$765,500	$0.50
Awarded	-	-
Vested	(129,933)	0.50

Balance at March 31, 2015	$635,567	$0.50

As of March 31, 2015 and December 31, 2014, there was $317,784 and $382,750, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 1.3 years from March 31, 2015.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense from all sources for the three months ended March 31, 2015 (including stock-based compensation of $14,218 for the warrant discussed below in Note 8) and 2014 has been included in the condensed consolidated statements of operations as follows:

	2015	2014

Research and development expense	$35,500	$31,639
Selling, general and administrative expense	43,685	35,404

Total stock-based compensation	$79,185	$67,043

Note 8 – Common Stock Warrants

The Company has issued warrants to purchase shares of its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of each warrant issuance is estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index, and other factors. The Company estimates the expected life of each warrant based on the midpoint between the date the warrant vests and the contractual term of the warrant (the Simplified Method). The Company uses the Simplified Method because it does not have more detailed information about exercise behavior that would allow a more reliable method of predicting the expected life of each warrant.  The risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related warrant.  And the dividend yield represents anticipated cash dividends to be paid over the expected life of the warrant.

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company.  The Consulting Agreement has a term of four years, but may be terminated by either party as of the first, second, or third anniversary date of the Consulting Agreement, without cause and in the sole discretion of either party.  As consideration for the services, in two transactions during the six months ended December 31, 2014, the Company issued warrants to Leavitt Partners to purchase 900,000 shares of common stock of the Company.  The Consulting Agreement provided that the warrants would stop vesting upon termination of the Consulting Agreement.  The warrants have an exercise price of $0.50 per share and expire 10 years after issuance.  During the three months ended September 30, 2014, the Company issued a warrant, as amended, to purchase 225,000, with all of the shares under the amended warrant exercisable as of September 1, 2014, and with the rights to exercise the warrant expiring on September 1, 2024.  The fair value of the amended warrant was estimated using the Black-Scholes option pricing model.  The fair value of the amended warrant was $62,123, or $0.2761 per share.  The assumptions used for the amended warrant were risk-free interest rate of 1.69%, expected volatility of 65%, expected life of 5 years, and expected dividend yield of zero.

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

In accordance with the accounting standards relating to the issuance of stock-based compensation to non-employees, the Company recognized a current asset for the prepayment of stock-based compensation to which it has an enforceable right to receive consulting services through the first anniversary date of the Consulting Agreement.  Accordingly, the Company recognized $109,900 as prepaid compensation expense and additional paid-in capital related to the issuance of the warrants to Leavitt Partners.  Based on the vesting pattern of the warrants, the Company has amortized $81,306 of stock-based compensation during the six months ended December 31, 2014, amortized an additional $14,218 during the three months ended March 31, 2015, and has a prepaid expense of $14,376 that will be amortized as stock-based compensation for the three months ending June 30, 2015.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity for the three months ended March 31, 2015 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2014	1,423,211	$0.54	8.3 years	$17,640
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31, 2015	1,423,211	$0.54	8.1 years	$17,640

The intrinsic value at March 31, 2015 is calculated at $0.50 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 9 – Master Services Agreement with Related Party

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

On March 26, 2014, the Company issued a second work order to the Consultant under the Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The second work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment).  The total cost for the services under the second work order was estimated to be $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  However, after completion of the first phase (prototype completion), further work under the Agreement was temporarily suspended by the mutual agreement of the Company and the Consultant pending sufficient availability of working capital.  According to the Agreement, the cost for completion of the first phase was $26,800, which has been paid.  As further described in Note 3 to these condensed consolidated financial statements, the cost for completion of the prototype has been capitalized and included in property and equipment in the accompanying condensed consolidated balance sheets.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Commitments and Contingencies

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

Minimum lease commitments at March 31, 2015 for the remaining term of the lease are as follows:

Year ending March 31,
2016	$46,047
2017	46,968
2018	15,759
Thereafter	-

Total	$108,774

Lease expense charged to operations for the three months ended March 31, 2015 and 2014 was $11,304 and $8,847, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At March 31, 2015 and December 31, 2014, accrued royalties under this license agreement total $17,350.

Note 11 – Subsequent Events

Offering of Convertible Debentures

As further described in Note 5 to these condensed consolidated financial statements, in February 2015, the Company commenced an offering of convertible debentures in an aggregate amount of up to $2,000,000.  As of March 31, 2015, the Company had received subscriptions with respect to $1,086,050 in debentures.  During the period from April 1, 2015 through the date these condensed consolidated financial statements were available to be issued, the Company has received additional subscriptions in the aggregate amount of $1,027,410 in debentures, bringing the total subscriptions in the offering to $2,113,460.

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

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenues and Cost of Revenue.  During the three months ended March 31, 2015, we provided certain services to our licensee in China and recognized revenue in the amount of $4,500.  We incurred costs related to these services in the amount of $3,900.  We had no revenue or related costs during the three months ended March 31, 2014.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended March 31, 2015 were $351,155, compared to the total operating expenses for the three months ended March 31, 2014, of $410,290, representing a decrease of $59,135.  This decrease was due to 1) a decrease of $24,993 for professional fees, principally for consulting services; 2) a decrease of $51,995 for travel and meal costs, primarily related to more extensive European travel in the three months ended March 31, 2014 in connection with initial marketing efforts of our products after we had recently received regulatory approval in 2013; and 3) a decrease in the provision for doubtful accounts in the amount of $11,000 for accounts receivable.  These decreases were offset by increases in operating expenses related to 1) salaries and wages of $16,526; 2) share-based compensation of $12,142 principally pertaining to the Leavitt warrants; and 3) $185 in various other operating expenses.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $69,187 for the three months ended March 31, 2015, as compared to net expense of $42,084 for the three months ended March 31, 2014.  Other income (expense) for the three months ended March 31, 2015 consists of interest expense of $40,418 and a foreign currency exchange loss of $28,769.  Other income (expense) for the three months ended March 31, 2014 consists solely of interest expense of $42,084.  Interest expense consists of interest incurred on notes payable with certain third parties and other investors.  The decrease in interest expense of $1,666 between 2015 and 2014 is due to a decrease of $65,000 in the principle balance of interest-bearing convertible notes outstanding at March 31, 2015 compared to March 31, 2014, as a result of the conversion of notes payable into common stock between those two dates.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange loss of $28,769 for the three months ended March 31, 2015 is the result of the decrease in the exchange rate to 1.074 at March 31, 2015 compared to 1.211 at December 31, 2014.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2015 and 2014:

	2015	2014

Cash	$917,039	$475,581

Current assets	$1,304,046	$601,636
Current liabilities	(898,095)	(450,163)

Working capital	$405,951	$151,473

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

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung EPN Scan.  The funds required for the United States market launch are estimated to be approximately $4.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities.  During the three months ended March 31, 2015 and for the period from April 1, 2015 through May 8, 2015, we have received subscriptions for the issuance of $1,086,050 and $913,950, respectively, in convertible debentures (the “Debentures”), as part of an offering of $2,000,000 in Debentures.   Other than such subscriptions, we have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and may be required to pay a high price for capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of March 31, 2015, our outstanding debt financing includes the following borrowing arrangements.

Convertible Debentures

In February 2015, we commenced an offering of Debentures in an aggregate amount of up to $2,000,000.  As of March 31, 2015, we had received subscriptions with respect to $1,086,050 in Debentures.  The Debentures bear interest at the rate 8% per annum commencing April 6, 2015.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Note Payable to a Former Director and Founding Shareholder

As of March 31, 2015, we were obligated under the terms of a master note agreement to a founding stockholder and former member of our Board of Directors in the amount of $929,536.  The note and accrued interest were due on April 30, 2015.  The note bears interest at 11.10% and is unsecured. As of March 31, 2015, the balance of accrued interest on this note is $240,585.  On May 1, 2015, we and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, we paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note accrues at the rate of 11.10% per annum and is payable monthly in arrears.  We are obligated to make a $250,000 principal payment on January 1, 2016, and the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default.

Note Payable to a Relative of an Executive Officer

At March 31, 2015, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all of our assets and bears interest at 15% per annum.  On March 27, 2014, we entered into an amendment of the master note to extend the due date for payment of the note and accrued interest to June 30, 2016.  The balance of accrued interest on this note at March 31, 2015 was $150,811.

Convertible Notes Payable

During 2012 and 2013, we issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. These notes bear interest at 8% and are unsecured.  The notes and accrued interest were scheduled to mature, if not previously converted, from June through August 2015. The notes payable were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If our common stock is not publicly traded, then the price will be the average of the three prior private stock purchases of our common stock for cash.  During the years ended December 31, 2012, 2013, and 2014, notes payable totaling $594,000 and related accrued interest of $40,858 were converted into 951,865 shares of our common stock, representing a weighted average of approximately $0.67 per share, which resulted in a remaining balance payable on convertible notes of $90,000 at March 31, 2015.

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014

Operating activities	$(320,055)	$(460,204)
Investing activities	-	(36,350)
Financing activities	1,233,050	885,053

Net increase in cash	$912,995	$388,499

Operating Activities

For the three months ended March 31, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $69,092 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts, plus changes in non-cash working capital totaling $30,595.  For the three months ended March 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $67,962 included in our net loss for stock-based compensation and depreciation, less changes in non-cash working capital totaling $75,792.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 were $36,350 and was for the purchase of property and equipment.  There were no investing activities during the three months ended March 31, 2015.  We currently estimate the amount of capital expenditures for the year ending December 31, 2015 to be approximately $150,000.

Financing Activities

During the three months ended March 31, 2015, cash flows from financing activities totaled $1,233,050, related to proceeds of 1) $1,086,050 from the issuance of Debentures and 2) $147,000 from the issuance of 294,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors.  During the three months ended March 31, 2014, cash flows from financing activities totaled $885,053, principally related to proceeds from the issuance of 1,770,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2014.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and concluded that the disclosure controls and procedures were not effective for the following reasons:

1.

We did not maintain effective entity-level controls as defined by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, we modified our accounting policies and procedures related to inventory count procedures, which resolved the material weakness in internal control that was reported in our Form 10-K for the three months ended December 31, 2014.  Otherwise, there has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January and February 2015, we offered and sold an aggregate of 294,000 shares of common stock for cash to an aggregate of 10 investors for an aggregate purchase price of $147,000, or $0.50 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	By-Laws(1)
10.1	Form of Eight Percent (8%) Convertible Debenture, dated ___________, 2015(3)
10.2	Amended and Restated Master Loan Agreement and Promissory Note with William Fresh(4)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 9, 2014.

(3)

Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 31, 2015.

(4)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH MEDICAL LABORATORIES, INC.

May 13, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

May 13, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)