Form 10-Q
period 2015-06-30
FRESH MEDICAL LABORATORIES, INC.
filed 2015-08-13
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2015, the issuer had 20,723,948 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$1,301,108	$4,044
Accounts receivable, net of allowance for doubtful accounts of $99,000 and $100,000, respectively	128,028	154,799
Inventory	213,495	210,474
Prepaid expenses	14,814	38,640
Total Current Assets	1,657,445	407,957

Property and equipment, net of accumulated depreciation	105,397	65,775

Total Assets	$1,762,842	$473,732

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$69,335	$105,316
Accrued liabilities	218,255	406,336
Related-party notes payable, current portion	-	929,536
Notes payable, current portion	606,931	-
Convertible notes payable	-	90,000
Total Current Liabilities	894,521	1,531,188

Long-Term Liabilities
Related-party notes payable, net of current portion	-	356,931
Notes payable, net of current portion	650,000	-
Convertible debentures	2,000,000	-
Total Long-Term Liabilities	2,650,000	356,931

Total Liabilities	3,544,521	1,888,119

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized;20,590,615 shares and 19,730,052 shares issued and outstanding, respectively	20,591	19,730
Additional paid-in capital	9,767,058	9,075,590
Accumulated deficit	(11,569,328)	(10,509,707)
Total Stockholders' Equity (Deficit)	(1,781,679)	(1,414,387)

Total Liabilities and Stockholders' Equity (Deficit)	$1,762,842	$473,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Sales	$-	$214,805	$-	$214,805
Licensee revenue	4,500	-	9,000	-

Total revenue	4,500	214,805	9,000	214,805

Cost of revenue	3,900	25,659	7,800	25,659

Gross margin	600	189,146	1,200	189,146

Operating expenses:
Research and development expense	354,016	168,610	487,701	358,731
Selling, general and administrative expense	221,286	615,054	438,756	835,223
Total operating expenses	575,302	783,664	926,457	1,193,954

Loss from operations	(574,702)	(594,518)	(925,257)	(1,004,808)

Other income (expense):
Interest expense	(73,990)	(42,164)	(114,408)	(84,248)
Foreign currency exchange gain (loss), net	8,813	-	(19,956)	-
Total other income (expense)	(65,177)	(42,164)	(134,364)	(84,248)

Net loss	$(639,879)	$(636,682)	$(1,059,621)	$(1,089,056)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Weighted-average common shares outstanding, basic and diluted	19,772,906	17,380,608	19,658,877	16,749,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(1,059,621)	$(1,089,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,119	1,838
Stock-based compensation	158,528	552,204
Provision for doubtful accounts	6,815	-
Change in assets and liabilities:
Accounts receivable	19,956	(204,805)
Inventory	(3,021)	(205,352)
Prepaid expenses	(4,768)	(8,902)
Accounts payable	(59,181)	6,452
Accrued liabilities	(176,146)	3,618
Net cash used in operating activities	(1,115,319)	(944,003)

Cash flows from investing activities:
Payments for property and equipment	(18,541)	(36,350)
Net cash used in investing activities	(18,541)	(36,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	500,460	985,000
Proceeds from exercise of warrants to purchase common stock	-	53
Proceeds from issuance of convertible debentures	2,000,000	-
Repayment of principal on convertible notes payable	(40,000)	-
Repayment of principal on notes payable	(29,536)	-
Net cash provided by financing activities	2,430,924	985,053

Net increase in cash	1,297,064	4,700
Cash at beginning of period	4,044	87,082
Cash at end of period	$1,301,108	$91,782

Supplemental disclosure of cash flow information:
Cash paid for interest	$284,478	$92,991
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest converted to common stock	$61,935	$28,337
Website development costs financed in accounts payable	$23,200	$26,800
Common stock issued in satisfaction of account payable	$-	$10,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results to be expected for the year ending December 31, 2015.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of June 30, 2015, there were warrants to purchase 1,423,211 shares of common stock outstanding, 505,634 non-vested shares of common stock, and $2,000,000 of convertible debentures that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of June 30, 2014, there were warrants to purchase 523,211 shares of common stock outstanding, 1,117,453 non-vested shares of common stock, and $155,000 of convertible notes that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted.  Management adopted ASU 2015-03 as of April 1, 2015, with no immediate impact of the adoption on the Company’s consolidated financial statements.  When the issuance costs of the recently-issued convertible debentures are paid or settled, the issuance costs will be reported as a deduction from the carrying amount of the convertible debentures in the consolidated balance sheet.

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

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligations.   On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2018, with early adoption not permitted.  Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

	June 30,	December 31,
	2015	2014

Raw materials	$93,377	$93,699
Work in progress	28,305	12,002
Finished goods	91,813	104,773

Total inventory	$213,495	$210,474

Note 3 – Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014

Computer equipment	$15,717	$7,228
Office equipment	13,852	3,800
Tooling	36,350	36,350
Website development	50,000	26,800

	115,919	74,178
Less accumulated depreciation	(10,522)	(8,403)

Property and equipment, net	$105,397	$65,775

In January 2014, the Company ordered tooling having a total cost of $72,700, of which a deposit of $36,350 was paid during the three months ended March 31, 2014.  The tooling will be for the purpose of manufacturing the case for the EPN Scan.  Subsequent to June 30, 2015, the Company has accepted the tooling and paid the remaining balance of $36,350.  Depreciation of the tooling will commence during the three months ending September 30, 2015 on the date that the tooling was placed into service, over an expected useful life of five years.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a work order under the Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  The consultant completed the first phase for the prototype completion and was paid the corresponding cost of $26,800.  The Company has agreed to pay an additional $23,200 under the Agreement in full satisfaction of amounts owed for additional services provided under the Agreement.  This amount settles the Agreement in full, is included in accounts payable at June 30, 2015, and has been paid on July 7, 2015, bringing the total amount paid for the project to $50,000.

The costs incurred for the development of the Internet-based customer service portal pursuant to the second work order have been accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software.  Those standards require that costs incurred during the preliminary project stage be expensed as incurred, costs incurred to develop internal-use computer software during the application development stage be capitalized, and costs incurred for training and during the post-implementation operation stage be expensed as incurred.  Since the costs incurred related to the application development stage, the costs were capitalized as property and equipment and will be amortized on a straight-line basis over the estimated useful life of the technology when completed and placed in service, with periodic evaluation for impairment.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014

Accrued interest	$198,118	$380,122
Accrued payroll and payroll taxes	2,787	8,864
Accrued royalties	17,350	17,350

Total accrued liabilities	$218,255	$406,336

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Long-term Debt

Long-term debt is summarized as follows:

	June 30,	December 31,
	2015	2014

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018	$2,000,000	$-

Note payable to a former director and founding shareholder; unsecured; interest at 11.10% per annum; $250,000 due January 1, 2016 and the balance due April 30, 2017	900,000	929,536

Note payable to a relative of an executive officer; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Convertible notes; unsecured; interest at 8.00% per annum	-	90,000

Total long-term debt	3,256,931	1,376,467

Less: current portion	606,931	1,019,536

Long-term debt, net of current portion	$2,650,000	$356,931

Convertible Debentures

In February 2015, the Company commenced an offering of convertible debentures (the “Debentures”) in an aggregate amount of up to $2,000,000.  As of April 30, 2015, the Company has received subscriptions with respect to $2,000,000 in Debentures.  The Debentures were issued in April 2015 and bear interest at the rate 8% per annum commencing on the issuance date.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.  Issuance costs, when paid or settled, will be amortized over the term of the Debentures using the effective interest method.  The Company evaluated the Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles.  The Company determined the beneficial conversion feature to be $0.

Note Payable to Former Director and Founding Shareholder

As of December 31, 2014, the Company was obligated under the terms of a master note to a founding stockholder and former member of its board of directors in the principal amount of $929,536 plus accrued interest of $223,742.  The note and accrued interest of $249,348 were due on April 30, 2015.  The note bore interest at 11.10% and was unsecured.

On May 1, 2015, the Company and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, the Company paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note also accrues at the rate of 11.10% per annum and is payable monthly in arrears. The Company is obligated to make a $250,000 principal payment on January 1, 2016, and the balance of the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the modification of the term of the note under generally accepted accounting principles for troubled debt restructurings by debtors and for debt modifications and extinguishments.  The Company determined the modification is not within the scope of a troubled debt restructuring.  The Company also determined that the modification is not substantial, and as such, the transaction should not be accounted for as an extinguishment, and no gain or loss should be recognized.

In total, the Company paid accrued interest of $274,642 and $42,991 during the six months ended June 30, 2015 and 2014, respectively.  Interest expense for the three months ended June 30, 2015 and 2014 was $25,458 and $25,724, respectively.  Interest expense for the six months ended June 30, 2015 and 2014 was $50,899 and $51,165, respectively.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Note Payable to a Relative of an Executive Officer

At June 30, 2015 and December 31, 2014, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  The balance of accrued interest at June 30, 2015 and December 31, 2014 was $164,160 and $137,610, respectively.  The Company paid accrued interest of $50,000 during the six months ended June 30, 2014 (none during the six months ended June 30, 2015).  Interest expense for the three months ended June 30, 2015 and 2014 was $13,348 for each period.  Interest expense for the six months ended June 30, 2015 and 2014 was $26,550 for each period.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Convertible Notes

During 2012 and 2013, the Company issued notes payable totaling $679,000 and $5,000, respectively. These notes bore interest at 8% and were unsecured.  The notes and accrued interest were due, if not previously converted, from June through August 2015. The terms of the notes payable were that the notes were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock was not publicly traded, then the price would be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the years ended December 31, 2012, 2013, and 2014, notes payable totaling $594,000 and related accrued interest of $40,858 were converted into 951,865 shares of the Company’s common stock, representing a weighted average of approximately $0.67 per share, which resulted in a remaining balance payable on convertible notes of $90,000 at December 31, 2014.  During the six months ended June 30, 2015, one note payable in the amount of $40,000 and related accrued interest of $9,837 was paid off for cash.  During the six months ended June 30, 2015, the other remaining note payable in the amount of $50,000 and related accrued interest of $11,935 was converted into 95,283 shares of the Company’s common stock, at $0.65 per share.  During the six months ended June 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share.

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of June 30, 2015 and December 31, 2014, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Common Stock

On December 3, 2014, the Company held an annual and special meeting of stockholders.  At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Second Amended and Restated Certificate of Incorporation to 40 million shares.  The Second Amended and Restated Certificate of Incorporation was filed with the State of Delaware on December 8, 2014.

Common Stock Issued for Cash

During the three months ended March 31, 2015, the Company issued 294,000 shares of common stock for cash.  Proceeds from the issuances total $147,000, or $0.50 per share.

During the three months ended June 30, 2015, the Company received proceeds of $353,460 in excess of the amount of Convertible Debentures authorized by the Company’s board of directors.  These investors purchased shares of common stock in the Company at $0.75 per share, which resulted in the issuance of 471,280 shares of common stock.

Common Stock Issued for Services

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements.  The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers and consultants for the three months ended June 30, 2015 and 2014 of $64,967 and $83,091, respectively, and for the six months ended June 30, 2015 and 2014 of $129,934 and 150,134, respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2015 and changes during the six months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2014	765,500	$0.50
Awarded	-	-
Vested	(259,866)	0.50

Balance at June 30, 2015	505,634	$0.50

As of June 30, 2015 and December 31, 2014, there was $252,817 and $382,750, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2015.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total stock-based compensation expense from all sources for the three and six months ended June 30, 2015 (including stock-based compensation for the warrant discussed below in Note 8) and 2014 has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014

Research and development expense	$35,658	$79,407	$71,158	$111,046
Selling, general and administrative expense	43,685	405,754	87,370	441,158

Total share-based compensation	$79,343	$485,161	$158,528	$552,204

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

In accordance with the accounting standards relating to the issuance of stock-based compensation to non-employees, the Company recognized a current asset for the prepayment of stock-based compensation to which it has an enforceable right to receive consulting services through the first anniversary date of the Consulting Agreement.  Accordingly, the Company recognized $109,900 as prepaid compensation expense and additional paid-in capital related to the issuance of the warrants to Leavitt Partners.  Based on the vesting pattern of the warrants, the Company has amortized $81,306 of stock-based compensation during the six months ended December 31, 2014, amortized an additional $14,376 and $28,594 during the three months and six months ended June 30, 2015.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2014	1,423,211	$0.54	8.3 years	$17,640
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at June 30, 2015	1,423,211	$0.54	7.8 years	$190,864

The intrinsic value at June 30, 2015 is calculated at $0.75 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 9 – Commitments and Contingencies

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

Minimum lease commitments at June 30, 2015 for the remaining term of the lease are as follows:

Year ending June 30,
2016	$46,274
2017	47,199
2018	3,940
Thereafter	-

Total	$97,413

Lease expense charged to operations for the three months ended June 30, 2015 and 2014 was $12,960 and $9,934, respectively and for the six months ended June 30, 2015 and 2014 was $24,264 and $18,781, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At June 30, 2015 and December 31, 2014, accrued royalties under this license agreement total $17,350.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Subsequent Events

Common Stock Issued for Cash

During the period subsequent to June 30, 2015 through the date of issuance of the unaudited condensed consolidated financial statements, the Company issued 133,333 shares of common stock for cash.  Proceeds from the issuances total $100,000, or $0.75 per share.

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

Overview

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLung® in the United States and Freshmedx® in Europe. We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”).  The EPN Scan was designed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest.  The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

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

In the United States, we have submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  On July 16, 2015, we met with the FDA to clarify and refine our understanding of the issues related to our pending application.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we will respond to the FDA regarding outstanding issues by August 27, 2015.  According to draft FDA guidelines, a response may be expected in 60 days from our submission.

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

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenues and Cost of Revenue.  During the three months ended June 30, 2015, we provided certain services to our licensee in China and recognized revenue in the amount of $4,500.  We incurred costs related to these services in the amount of $3,900.

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

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales.  However, as of June 30, 2015, there is no additional revenue due from either of these sources.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended June 30, 2015 were $575,302, compared to the total operating expenses for the three months ended June 30, 2014, of $783,664, representing a decrease of $208,362.  This decrease was due to a decrease in stock-based compensation of $405,818 principally related to the issuance in May 2014 of 804,140 shares of our common stock to employees, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash).  There was no similar issuance of common stock during the three months ended June 30, 2015. In addition to the decrease in stock-based compensation, the change in operating expenses was caused by 1) an increase of $117,723 for professional fees, principally for consulting services related to our increased clinical and regulatory activities; 2) an increase of $49,626 in other clinical expenses also related to our increased clinical activities; 3) an increase in the provision for doubtful accounts in the amount of $17,815 for accounts receivable; and 4) an increase of $12,292 in various other operating expenses.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $65,177 for the three months ended June 30, 2015, as compared to net expense of $42,164 for the three months ended June 30, 2014.  Other income (expense) for the three months ended June 30, 2015 consists of interest expense of $73,990 and a foreign currency exchange gain of $8,813.  Other income (expense) for the three months ended June 30, 2014 consists solely of interest expense of $42,164.  Interest expense consists of interest incurred on debentures and notes payable with certain third parties and other investors.  The increase in interest expense of $31,826 between 2015 and 2014 is due primarily to the issuance of $2,000,000 of 8% convertible debentures in April 2015.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange gain of $8,813 for the three months ended June 30, 2015 is the result of the increase in the exchange rate of Euros from 1.074 at March 31, 2015 to 1.115 at June 30, 2015.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Revenues and Cost of Revenue.  During the six months ended June 30, 2015, we provided certain services to our licensee in China and recognized revenue in the amount of $9,000.  We incurred costs related to these services in the amount of $7,800.

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

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales.  However, as of June 30, 2015, there is no additional revenue due from either of these sources.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the six months ended June 30, 2015 were $926,457, compared to the total operating expenses for the six months ended June 30, 2014, of $1,193,954, representing a decrease of $267,497.  This decrease was due to a decrease in stock-based compensation of $393,676 principally related to the issuance in May 2014 of 804,140 shares of our common stock to employees, directors, and a consultant as compensation for current services valued at $402,070 ($0.50 per share, the price of the most recent issuances of common stock for cash).  There was no similar issuance of common stock during the six months ended June 30, 2015.  In addition to the decrease in stock-based compensation, the change in operating expenses was caused by 1) a decrease of $52,014 in travel and meal costs, primarily related to decreased European travel in 2015 compared to early 2014 when we were launching our marketing efforts for our products which had recently received European regulatory approval in 2013; 2) an increase of $92,729 for professional fees, principally for consulting services related to our increased clinical and regulatory activities; 2) an increase of $46,072 in other clinical expenses also related to our increased clinical activities; 3) an increase of $32,442 in net payroll expense and contract labor resulting from the amount of direct and indirect labor allocated to inventory during 2014 compared to 2015; and 4) an increase of $6,950 in various other operating expenses.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $134,364 for the six months ended June 30, 2015, as compared to net expense of $84,248 for the six months ended June 30, 2014.  Other income (expense) for the six months ended June 30, 2015 consists of interest expense of $114,408 and a foreign currency exchange loss of $19,956.  Other income (expense) for the six months ended June 30, 2014 consists solely of interest expense of $84,248.  Interest expense consists of interest incurred on debentures and notes payable with certain third parties and other investors.  The increase in interest expense of $30,160 between 2015 and 2014 is due primarily to the issuance of $2,000,000 of 8% convertible debentures in April 2015.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange loss of $19,956 for the six months ended June 30, 2015 is the result of the decrease in the exchange rate of Euros from 1.211 at December 31, 2014 to 1.115 at June 30, 2015.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2015 and 2014:

	2015	2014

Cash	$1,301,108	$91,782

Current assets	$1,657,445	$522,451
Current liabilities	(894,521)	(1,522,916)

Working capital (deficit)	$762,924	$(1,000,465)

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung EPN Scan.  The funds required for the United States market launch are estimated to be approximately $4.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities.  During the six months ended June 30, 2015, we offered and sold $2,000,000 in convertible debentures (the “Debentures”) and $500,460 in common stock.   We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and may be required to pay a high price for capital

Our future capital requirements and adequacy of available funds will depend on many factors including:

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of June 30, 2015, our outstanding debt financing includes the following borrowing arrangements.

Convertible Debentures

In February 2015, we commenced an offering of Debentures in an aggregate amount of up to $2,000,000.  As of April 30, 2015, we had completed the offering and issued Debentures totaling $2,000,000.  The Debentures bear interest at the rate 8% per annum commencing on the issuance date in April 2015.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Note Payable to a Former Director and Founding Shareholder

As of December 31, 2014, we were obligated under the terms of a master note agreement to a founding stockholder and former member of our Board of Directors in the amount of $929,536, plus accrued interest of $223,742.  The note and accrued interest of $249,348 were due on April 30, 2015.  The note bears interest at 11.10% and is unsecured. On May 1, 2015, we and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, we paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note also accrues at the rate of 11.10% per annum and is payable monthly in arrears.  We are obligated to make a $250,000 principal payment on January 1, 2016, and the balance of the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default.

Note Payable to a Relative of an Executive Officer

At June 30, 2015, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all of our assets and bears interest at 15% per annum.  On March 27, 2014, we entered into an amendment of the master note to extend the due date for payment of the note and accrued interest to June 30, 2016.  The balance of accrued interest on this note at June 30, 2015 was $164,160.

Convertible Notes Payable

During 2012 and 2013, we issued notes payable to unrelated parties totaling $679,000 and $5,000, respectively. The notes and accrued interest were scheduled to mature, if not previously converted, from June through August 2015. As of June 30, 2015, all of these notes and accrued interest have either been converted into common stock or have otherwise been paid off in full.

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014

Operating activities	$(1,115,319)	$(944,003)
Investing activities	(18,541)	(36,350)
Financing activities	2,430,924	985,053

Net increase in cash	$1,297,064	$4,700

Operating Activities

For the six months ended June 30, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $167,462 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts, less changes in non-cash working capital totaling $223,160.  For the six months ended June 30, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $554,042 included in our net loss for stock-based compensation and depreciation, less changes in non-cash working capital totaling $408,989.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 were $18,541 and $36,350, respectively, and was for the purchase of property and equipment.  We currently estimate the amount of capital expenditures for the year ending December 31, 2015 to be approximately $150,000.

Financing Activities

During the six months ended June 30, 2015, cash flows from financing activities totaled $2,430,924, related to 1) proceeds of $2,000,000 from the issuance of Debentures, 2) proceeds of $147,000 from the issuance of 294,000 shares of common stock ($0.50 per share), 3) proceeds of $353,460 from the issuance of 471,280 shares of common stock ($0.75 per share), and 4) the repayment of $69,536 of principal on notes payable and convertible notes payable.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and concluded that the disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, we offered and sold an aggregate of 471,280 shares of common stock for cash to an aggregate of 12 investors for an aggregate purchase price of $353,460, or $0.75 per share.

On May 31, 2015, we issued 95,283 shares of common stock in connection with the conversion of $50,000 of notes payable plus accrued interest of $11,935 at a conversion price of $0.65 per share.

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

FRESH MEDICAL LABORATORIES, INC.

August 12, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

August 12, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)