Form 10-Q
period 2015-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2015-11-16
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

      ..

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
Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2015, the issuer had 21,067,280 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$976,250	$4,044
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $100,000, respectively	56,273	154,799
Inventory	209,382	210,474
Prepaid expenses	4,662	38,640
Total Current Assets	1,246,567	407,957

Property and equipment, net of accumulated depreciation	121,627	65,775

Total Assets	$1,368,194	$473,732

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$99,081	$105,316
Accrued liabilities	272,841	406,336
Related-party notes payable, current portion	-	929,536
Notes payable, current portion	606,931	-
Convertible notes payable	-	90,000
Total Current Liabilities	978,853	1,531,188

Long-Term Liabilities
Related-party notes payable, net of current portion	-	356,931
Notes payable, net of current portion	650,000	-
Convertible debentures	2,000,000	-
Total Long-Term Liabilities	2,650,000	356,931

Total Liabilities	3,628,853	1,888,119

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,000,614 shares and 19,730,052 shares issued and outstanding, respectively	21,001	19,730
Additional paid-in capital	10,154,385	9,075,590
Accumulated deficit	(12,436,045)	(10,509,707)
Total Stockholders' Equity (Deficit)	(2,260,659)	(1,414,387)

Total Liabilities and Stockholders' Equity (Deficit)	$1,368,194	$473,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Month Ended September 30,

	2015	2014	2015	2014
Revenues:
Sales	$10,450	$116,600	$10,450	$331,405
Licensee revenue	-	-	9,000	-

Total revenue	10,450	116,600	19,450	331,405

Cost of revenue	7,763	22,658	15,563	48,317

Gross margin	2,687	93,942	3,887	283,088

Operating expenses:
Research and development expense	389,851	156,286	877,552	515,017
Selling, general and administrative expense	398,218	335,764	836,974	1,170,987
Total operating expenses	788,069	492,050	1,714,526	1,686,004

Loss from operations	(785,382)	(398,108)	(1,710,639)	(1,402,916)

Other income (expense):
Interest expense	(79,004)	(42,616)	(193,412)	(126,864)
Foreign currency exchange gain (loss), net	(2,331)	(16,764)	(22,287)	(16,764)
Total other income (expense)	(81,335)	(59,380)	(215,699)	(143,628)

Net loss	$(866,717)	$(457,488)	$(1,926,338)	$(1,546,544)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.10)	$(0.09)

Weighted-average common shares outstanding, basic and diluted	20,448,611	18,197,241	20,013,387	17,377,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(1,926,338)	$(1,546,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,767	2,757
Stock-based compensation	238,765	725,337
Provision for doubtful accounts	47,815	95,000
Change in assets and liabilities:
Accounts receivable	50,711	(265,601)
Inventory	1,092	(220,962)
Prepaid expenses	5,384	(5,435)
Accounts payable	(6,235)	32,154
Accrued liabilities	(121,560)	52,096
Net cash used in operating activities	(1,703,599)	(1,131,198)

Cash flows from investing activities:
Payments for property and equipment	(62,619)	(63,150)
Net cash used in investing activities	(62,619)	(63,150)

Cash flows from financing activities:
Proceeds from issuance of common stock	807,960	1,001,000
Proceeds from exercise of warrants to purchase common stock	-	53
Proceeds from issuance of convertible debentures	2,000,000	-
Repayment of principal on convertible notes payable	(40,000)	-
Repayment of principal on notes payable	(29,536)	-
Proceeds from issuance of related-party notes payable	-	20,000
Proceeds from issuance of notes payable	-	100,000
Net cash provided by financing activities	2,738,424	1,121,053

Net increase (decrease) in cash	972,206	(73,295)
Cash at beginning of period	4,044	87,082
Cash at end of period	$976,250	$13,787

Supplemental disclosure of cash flow information:
Cash paid for interest	$309,658	$92,991
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest converted to common stock	$61,935	$28,337
Common stock issued in satisfaction of account payable	$-	$10,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLungdx”. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate lung masses suspicious for cancer as seen in CT and radiography. The Company’s principal activities have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing.  The Company has developed, tested, and is commercializing its non-invasive lung cancer risk stratification test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”).  In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market.  In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries.  During the year ended December 31, 2014, the Company commenced selling the EPN Scan to customers in the European Union.  In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results to be expected for the year ending December 31, 2015.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of September 30, 2015, there were warrants to purchase 1,423,211 shares of common stock outstanding, 388,199 non-vested shares of common stock, and $2,000,000 of 8% Convertible Debentures (the “Convertible Debentures”) that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of September 30, 2014, there were warrants to purchase 748,211 shares of common stock outstanding, 895,433 non-vested shares of common stock, and $155,000 of convertible notes that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Recent Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11”). Pursuant to ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with early adoption permitted. Management is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company’s consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. Management adopted ASU 2015-03 as of April 1, 2015, with no immediate impact of the adoption on the Company’s consolidated financial statements.  When the issuance costs of the recently-issued Convertible Debentures are paid or settled, the issuance costs will be reported as a deduction from the carrying amount of the Convertible Debentures in the consolidated balance sheet.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligations.   On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year.  As a result, ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2018, with early adoption not permitted.  Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

	September 30,	December 31,
	2015	2014

Raw materials	$89,232	$93,699
Work in progress	1,135	12,002
Finished goods	119,015	104,773

Total inventory	$209,382	$210,474

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014

Computer equipment	$15,717	$7,228
Office equipment	13,852	3,800
Tooling	57,228	36,350
Website development	50,000	26,800

	136,797	74,178
Less accumulated depreciation	(15,170)	(8,403)

Property and equipment, net	$121,627	$65,775

In January 2014, the Company ordered tooling having a total cost of $72,700, of which a deposit of $36,350 was paid during the three months ended March 31, 2014.  The tooling is for the purpose of manufacturing the case for the EPN Scan.  In July 2015, the Company settled the outstanding balance with a payment of $20,878.  Depreciation of the tooling commenced in July 2015 on the date that the tooling was placed into service, over an expected useful life of five years.

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a work order under the Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  The consultant completed the first phase for the prototype completion and was paid the corresponding cost of $26,800.  The Company has paid an additional $23,200 under the Agreement in full satisfaction of amounts owed for additional services provided under the Agreement.  This amount settled the Agreement in full, bringing the total amount paid for the project to $50,000.

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

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014

Accrued interest	$251,941	$380,122
Accrued payroll and payroll taxes	3,027	8,864
Accrued royalties	17,873	17,350

Total accrued liabilities	$272,841	$406,336

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Long-term Debt

Long-term debt is summarized as follows:

	September 30,	December 31,
	2015	2014

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018	$2,000,000	$-

Note payable to a former director and founding shareholder; unsecured; interest at 11.10% per annum; $250,000 due January 1, 2016 and the balance due April 30, 2017	900,000	929,536

Note payable to a relative of an executive officer; secured by all the assets of the Company; interest at 15% per annum; due June 30, 2016	356,931	356,931

Convertible notes; unsecured; interest at 8.00% per annum	-	90,000

Total long-term debt	3,256,931	1,376,467

Less: current portion	606,931	1,019,536

Long-term debt, net of current portion	$2,650,000	$356,931

Convertible Debentures

In February 2015, the Company commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000.  As of April 30, 2015, the Company had received subscriptions with respect to $2,000,000 in Convertible Debentures. The Convertible Debentures were issued in April 2015 and bear interest at the rate 8% per annum commencing on the issuance date. Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.  Issuance costs, when paid or settled, will be amortized over the term of the Convertible Debentures using the effective interest method.  The Company evaluated the Convertible Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles.  The Company determined the beneficial conversion feature to be $0.

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

On May 1, 2015, the Company and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note. On April 30, 2015, in anticipation of entering into the Revised Note, the Company paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note also accrues at the rate of 11.10% per annum and is payable monthly in arrears.  The Company is obligated to make a $250,000 principal payment on January 1, 2016, and the balance of the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default. The Revised Note and any accrued interest was paid off subsequent to September 30, 2015.

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

In total, the Company paid accrued interest of $299,822 and $42,991 during the nine months ended September 30, 2015 and 2014, respectively.  Interest expense for the three months ended September 30, 2015 and 2014 was $25,180 and $26,007, respectively.  Interest expense for the nine months ended September 30, 2015 and 2014 was $76,080 and $77,172, respectively.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Note Payable to a Relative of an Executive Officer

At September 30, 2015 and December 31, 2014, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was originally due on December 31, 2012, however, on March 27, 2014, the note holder and the Company entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  The balance of accrued interest at September 30, 2015 and December 31, 2014 was $177,654 and $137,610, respectively.  The Company paid accrued interest of $50,000 during the nine months ended September 30, 2014 (none during the nine months ended September 30, 2015).  Interest expense for the three months ended September 30, 2015 and 2014 was $13,495 for each period.  Interest expense for the nine months ended September 30, 2015 and 2014 was $40,045 for each period.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Convertible Notes

During 2012 and 2013, the Company issued notes payable totaling $679,000 and $5,000, respectively. These notes bore interest at 8% and were unsecured.  The notes and accrued interest were due, if not previously converted, from June through August 2015. The terms of the notes payable were that the notes were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock was not publicly traded, then the price would be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the years ended December 31, 2012, 2013, and 2014, notes payable totaling $594,000 and related accrued interest of $40,858 were converted into 951,865 shares of the Company’s common stock, representing a weighted average of approximately $0.67 per share, which resulted in a remaining balance payable on convertible notes of $90,000 at December 31, 2014.  During the nine months ended September 30, 2015, one note payable in the amount of $40,000 and related accrued interest of $9,837 was paid off for cash.  During the nine months ended September 30, 2015, the other remaining note payable in the amount of $50,000 and related accrued interest of $11,935 was converted into 95,283 shares of the Company’s common stock, at $0.65 per share.  During the nine months ended September 30, 2014, one note payable in the amount of $25,000 and related accrued interest of $3,337 was converted into 35,421 shares of the Company’s common stock, at $0.80 per share.

Other Notes Payable

During the three months ended September 30, 2014, the Company received advances from two members of its board of directors in the aggregate amount of $20,000 and advances from two unrelated parties in the aggregate amount of $100,000. The terms of the advances, such as the interest rate, the security, or the conversion terms, were not established at the dates of the advances.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of September 30, 2015 and December 31, 2014, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

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

Common Stock Issued for Cash

During the three months ended March 31, 2015, the Company issued 294,000 shares of common stock for cash.  Proceeds from these issuances total $147,000, or $0.50 per share.

During the six months ended September 30, 2015, the Company issued 881,279 shares of common stock for cash.  Proceeds from these issuances total $660,960, or $0.75 per share.  Certain of these issuances were the result of the Company receiving proceeds in excess of the amount of Convertible Debentures authorized by the Company’s board of directors.  These investors opted to purchase shares of common stock in the Company at $0.75 per share.

Common Stock Issued for Services

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements.  The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers and consultants for the three months ended September 30, 2015 and 2014 of $58,718 and $111,010, respectively, and for the nine months ended September 30, 2015 and 2014 of $188,652 and $261,144, respectively.

A summary of the status of the Company’s non-vested shares as of September 30, 2015 and changes during the nine months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2014	765,500	$0.50
Awarded	-	-
Vested	(377,301)	0.50

Balance at September 30, 2015	388,199	$0.50

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2015 and December 31, 2014, there was $194,100 and $382,750, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 0.9 years from September 30, 2015.

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2015 and 2014, including stock-based compensation for the warrant discussed below in Note 8, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014

Research and development expense	$41,343	$87,780	$112,501	$198,826
Selling, general and administrative expense	38,894	85,353	126,264	526,511

Total share-based compensation	$80,237	$173,133	$238,765	$725,337

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

The fair value of these two warrants was estimated using the Black-Scholes option pricing model.  The fair value of the warrant shares that vested during the six months ended December 31, 2014 was $0.285 per share.  The weighted-average assumptions used for the warrant shares that vested during the six months ended December 31, 2014 were risk-free interest rate of 1.75%, expected volatility of 66%, expected life of 5.2 years, and expected dividend yield of zero.  The fair value of the warrant shares that vested during the nine months ended September 30, 2015 was $0.373 per share.  The weighted-average assumptions used for the warrant shares that vested during the nine months ended September 30, 2015 were risk-free interest rate of 1.85%, expected volatility of 70%, expected life of 5.5 years, and expected dividend yield of zero.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognized the prepayment of stock-based compensation through the first anniversary date of the Consulting Agreement by recognizing $109,900 as prepaid compensation expense and additional paid-in capital related to the issuance of the warrants to Leavitt Partners.  The Company also recognized $21,519 as share-based compensation and additional paid-in capital related to the vesting of warrant shares for the three months ended September 30, 2015.  Based on the vesting pattern of the warrants, the Company amortized $81,306 of stock-based compensation during the six months ended December 31, 2014 and amortized an additional $50,113 during the nine months ended September 30, 2015.

A summary of warrant activity for the nine months ended September 30, 2015 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2014	1,423,211	$ 0.54	8.3 years	$ 17,640
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at September 30, 2015	1,423,211	$ 0.54	7.6 years	$ 202,114

The intrinsic value at September 30, 2015 is calculated at $0.75 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

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

Minimum lease commitments at September 30, 2015 for the remaining term of the lease are as follows:

Year ending September 30,
2016	$46,504
2017	39,397
Thereafter	-

Total	$85,901

Lease expense charged to operations for the three months ended September 30, 2015 and 2014 was $12,643 and $8,264, respectively and for the nine months ended September 30, 2015 and 2014 was $36,907 and $27,045, respectively.

FRESH MEDICAL LABORATORIES, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At September 30, 2015 and December 31, 2014, accrued royalties under this license agreement total $17,873 and $17,350, respectively.

Note 10 – Subsequent Events

On November 6, 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family.  In the same transaction, the investment entities purchased an aggregate of 66,666 shares of common stock for a purchase price of $50,000, or $0.75 per share.   The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter.  The principal amount under the Notes is due on the five-year anniversary of the issue date.  The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share.  If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share.   Proceeds from the Convertible Notes are to be used for the purpose of retirement of long-term debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain statements in this Form 10-Q constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; receipt or denial of marketing approval from the FDA and similar agencies; receipt or denial of reimbursement from government agencies and insurance companies; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", “will”, "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Fresh Medical Laboratories, Inc. was incorporated under the laws of the State of Delaware on November 19, 2004 and does business under the trade name ProLungdx®. We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”).  The EPN Scan is adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest.  The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

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

In the United States, we have submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  On July 16, 2015, we met with the FDA to clarify and refine our understanding of the issues related to our pending application.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we responded to the FDA regarding certain outstanding issues by August 27, 2015.  As of August 27, 2015, the Company, in consultation with the FDA, determined that the remaining issues would require additional time for submission.  Consequently, the device would undergo an automatic withdrawal followed by a re-application once the requested data was available for submission.  The Company is now preparing a response.  According to draft FDA guidelines, a response may be expected in up to 120 days from our submission.

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

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues and Cost of Revenue.  During the three months ended September 30, 2015, we sold two EPN scan units to our licensee in China for $10,450 pursuant to the pricing provisions of our license and recognized $7,763 in cost of sales related to the sale.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales.  However, as of September 30, 2015, there is no additional revenue due from either of these sources.

During the three months ended September 30, 2014, we sold three additional EPN Scan units and associated test kits in the European Union.  Total sales revenue for the three months ended September 30, 2014 was $116,600.  During the three months ended September 30, 2014, we recognized $22,658 in cost of sales related to the EPN Scan units and test kits sold in the European Union.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended September 30, 2015 were $788,069, compared to the total operating expenses for the three months ended September 30, 2014, of $492,050, representing an increase of $296,019.  This increase was due to 1) an increase of $221,872 for professional fees, principally for consulting services related to our increased clinical, regulatory, and business development activities; 2) an increase of $91,819 in travel costs also related to our increased clinical, regulatory, and business development activities; 3) an increase of $60,527 in other clinical expenses also related to our increased clinical activities; and 4) an increase of $68,697 in remaining operating expenses also related generally to our increased operational activities.  These increased expenses were offset by 1) a decrease in non-cash stock-based compensation of $92,896 that results based on the vesting arrangements of common stock and warrants that have been issued for services and 2) a decrease in non-cash expense of $54,000 for the provision for doubtful accounts for accounts receivable based on management’s estimates of the collectability of accounts receivable at each reporting date.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $81,335 for the three months ended September 30, 2015, as compared to net expense of $59,380 for the three months ended September 30, 2014.  Other income (expense) for the three months ended September 30, 2015 consists of interest expense of $79,004 and a foreign currency exchange loss of $2,331.  Other income (expense) for the three months ended September 30, 2014 consists of interest expense of $42,616 and a foreign currency exchange loss of $16,764.

The increase in interest expense during the three months ended September 30, 2015 principally relates to the interest accrued on the Convertible Debentures.  Otherwise, interest expense represents interest accrued on the notes to a former director and to a relative of an executive officer, as further described in Note 5 to the unaudited consolidated financial statements.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange losses of $2,331 and $16,764 for the three months ended September 30, 2015 and 2014, respectively, are the result of the changes in the exchange rates of Euros and Swiss Francs during the three month periods ended on September 30, 2015 and 2014.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Revenues and Cost of Revenue.  During the nine months ended September 30, 2015, we sold two EPN scan units to our licensee in China for $10,450 pursuant to the pricing provisions of our license and recognized $7,763 in cost of sales related to the sale.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Additionally, during the nine months ended September 30, 2015, we provided certain services to our licensee in China and recognized revenue in the amount of $9,000.  We incurred costs related to these services in the amount of $7,800.

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales.  However, as of September 30, 2015, there is no additional revenue due from either of these sources.

During the nine months ended September 30, 2014, we commenced selling our EPN Scan units and test kits in the European Union.  We also sold additional units under the exclusive license of our technology for China.  Total sales revenue for the nine months ended September 30, 2014 was $331,405 and we recognized $48,317 in cost of sales related to the EPN Scan units and test kits sold in the European Union and in China.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.  Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the nine months ended September 30, 2015 were $1,714,526, compared to the total operating expenses for the nine months ended September 30, 2014, of $1,686,004, representing an increase of $28,522.  This increase was due to 1) an increase of $314,601 for professional fees, principally for consulting services related to our increased clinical, regulatory, and business development activities; 2) an increase of $112,562 in other clinical expenses also related to our increased clinical activities; 3) an increase of $39,805 in travel costs also related to our increased clinical, regulatory, and business development activities; 4) an increase of $30,294 for insurance expense principally related to a new policy to provide director and officer liability insurance coverage; and 5) an increase of $65,017 in remaining operating expenses also related generally to our increased operational activities.  These increased expenses were offset by 1) a decrease in non-cash stock-based compensation of $486,572 (principally from the issuance in 2014 of 804,140 shares of our common stock to officers, directors, and a consultant as compensation for current services valued at $402,070) that results based on the vesting arrangements of common stock and warrants that have been issued for services and 2) a decrease in non-cash expense of $47,185 for the provision for doubtful accounts for accounts receivable based on management’s estimates of the collectability of accounts receivable at each reporting date.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $215,699 for the nine months ended September 30, 2015, as compared to net expense of $143,628 for the nine months ended September 30, 2014.  Other income (expense) for the nine months ended September 30, 2015 consists of interest expense of $193,412 and a foreign currency exchange loss of $22,287.  Other income (expense) for the nine months ended September 30, 2014 consists of interest expense of $126,864 and a foreign currency exchange loss of $16,764.

The increase in interest expense during the nine months ended September 30, 2015 principally relates to the interest accrued on the Convertible Debentures.  Otherwise, interest expense represents interest accrued on the notes to a former director and to a relative of an executive officer, as further described in Note 5 to the unaudited consolidated financial statements.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange losses of $22,287 and $16,764 for the nine months ended September 30, 2015 and 2014, respectively, are the result of the changes in the exchange rates of Euros and Swiss Francs during the corresponding periods ended on September 30, 2015 and 2014.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2015 and 2014:

	2015	2014

Cash	$976,250	$13,787

Current assets	$1,246,567	$422,395
Current liabilities	(978,853)	(1,690,296)

Working capital (deficit)	$267,714	$(1,267,901)

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLung EPN Scan.  The funds required for the United States market launch are estimated to be approximately $4.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities.  During the nine months ended September 30, 2015, we offered and sold $2,000,000 in Convertible Debentures (the “Convertible Debentures”) and $807,960 in common stock.   We have no existing commitment to provide working capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and may be required to pay a high price for capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of September 30, 2015, our outstanding debt financing includes the following borrowing arrangements.

Convertible Debentures

In February 2015, we commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000.  As of April 30, 2015, we had completed the offering and issued Convertible Debentures totaling $2,000,000.  The Convertible Debentures bear interest at the rate 8% per annum commencing on the issuance date in April 2015.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Note Payable to a Former Director and Founding Shareholder

As of December 31, 2014, we were obligated under the terms of a master note agreement to a founding stockholder and former member of our Board of Directors in the amount of $929,536, plus accrued interest of $223,742.  The note and accrued interest of $249,348 were due on April 30, 2015.  The note bore interest at 11.10% and was unsecured. On May 1, 2015, we and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, we paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note also accrues at the rate of 11.10% per annum and is payable monthly in arrears.  We are obligated to make a $250,000 principal payment on January 1, 2016, and the balance of the Revised Note matures on April 30, 2017.  The Revised Note is unsecured and includes standard creditor remedies in the event of default. The Revised Note and any accrued interest was paid off subsequent to September 30, 2015.

Note Payable to a Relative of an Executive Officer

At September 30, 2015, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all of our assets and bears interest at 15% per annum.  On March 27, 2014, we entered into an amendment of the master note to extend the due date for payment of the note and accrued interest to June 30, 2016.  The balance of accrued interest on this note at September 30, 2015 was $177,654.

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014

Operating activities	$(1,703,599)	$(1,131,198)
Investing activities	(62,619)	(63,150)
Financing activities	2,738,424	1,121,053

Net increase (decrease) in cash	$972,206	$(73,295)

Operating Activities

For the nine months ended September 30, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $293,347 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts, less changes in non-cash working capital totaling $70,608.  For the nine months ended September 30, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $823,094 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts, less changes in non-cash working capital totaling $407,748.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 were $62,619 and $63,150, respectively, and was for the purchase of property and equipment.  We currently estimate the amount of capital expenditures for the year ending December 31, 2015 to be approximately $150,000.

Financing Activities

During the nine months ended September 30, 2015, cash flows from financing activities totaled $2,738,424, related to 1) proceeds of $2,000,000 from the issuance of Convertible Debentures, 2) proceeds of $147,000 from the issuance of 294,000 shares of common stock ($0.50 per share), 3) proceeds of $660,960 from the issuance of 881,279 shares of common stock ($0.75 per share), and 4) the repayment of $69,536 of principal on notes payable and convertible notes payable.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 and concluded that the disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, we offered and sold an aggregate of 409,999 shares of common stock for cash to an aggregate of seven investors for an aggregate purchase price of $307,500, or $0.75 per share.

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

On November 6, 2015, we issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family.  In the same transaction, the investment entities purchased an aggregate of 66,666 shares of our common stock for a purchase price of $50,000, or $0.75 per share.

The offer and sale of the Convertible Notes and shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D under the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, were sophisticated, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act, and (f) the Company expects to file a Form D with the SEC and applicable state authorities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 6, 2015, we issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family.  In the same transaction, the investment entities purchased an aggregate of 66,666 shares of common stock for a purchase price of $50,000, or $0.75 per share.   The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter.  The principal amount under the Notes is due on the five-year anniversary of the issue date.  The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share.  If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share. Proceeds from the Convertible Notes are to be used for the purpose of retirement of long-term debt.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	By-Laws(1)
10.1	Form of Eight Percent (8%) Convertible Debenture, dated ___________, 2015(3)
10.2	Amended and Restated Master Loan Agreement and Promissory Note with William Fresh(4)
10.3	Form of Convertible Notes issued in November 2015*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

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

FRESH MEDICAL LABORATORIES, INc.

November 16, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

November 16, 2015	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)