Form 10-K
period 2015-12-31
FRESH MEDICAL LABORATORIES, INC.
filed 2016-04-14
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2015 was approximately $9,870,368, based upon 13,160,491 shares held by non-affiliates and an assumed fair market value of $0.75 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the last private purchase of the Company’s common stock prior to June 30, 2015. Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 7, 2016, the Registrant had 21,903,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.   None.

INDEX TO FORM 10-K

PART I

1

Item 1. Business

1

Item 1A. Risk Factors

10

Item 1B. Unresolved Staff Comments

19

Item 2. Properties

19

Item 3. Legal Proceedings

19

Item 4. Mine Safety Disclosures.

19

PART II

20

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

20

Item 6. Selected Financial Data

22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

28

Item 8. Financial Statements and Supplementary Data

28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

28

Item 9A. Controls and Procedures

28

Item 9B. Other Information

29

PART III

30

Item 10. Directors, Executive Officers and Corporate Governance

30

Item 11. Executive Compensation

33

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

37

Item 13. Certain Relationships and Related Transactions, and Director Independence

38

Item 14. Principal Accounting Fees and Services

39

PART IV

40

Item 15. Exhibits, Financial Statement Schedules

40

PART I

This Annual Report on Form 10-K for the year ended December 31, 2015 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of Fresh Medical Laboratories, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements.  The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

Since November 2015, Fresh Medical Laboratories, Inc. does business under the name “ProLungdx.”.  In this filing, Fresh Medical Laboratories, Inc. and its consolidated subsidiary are referred to as “ProLungdx” in addition to as the “Company” versions of “we” or “us”.  Current and all granted trademarks include ProLungdx®, Fresh Medical Laboratories®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner (EPN Scan)® and EPN Scanner®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

ProLungdx is developing, testing and commercializing its non-invasive lung cancer risk test, which it refers to as the “Electro Pulmonary Nodule Scan” or “EPN Scan.” The EPN Scan was developed to assist in the evaluating abnormalities or lesions found by a CT scan of the thorax that are suspicious for cancer.  The current standard of medical care for suspicious lesions typically involves repeating CT scans at various intervals in time until substantial growth is detected.  The EPN Scan is designed to be used on patients in which a lung lesion has been detected by a CT scan and is designed to provide more accurate information on whether the lung lesion may be cancerous.

Many individuals, particularly those exposed to smoking or environmental hazards, have suspicious lung abnormalities when evaluated by CT.  An early determination of the risk of lung cancer has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk stratification may also play a role in identifying those patients who need more vigilant follow-up.  On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years.  On February 5, 2015, the U.S. Center for Medicare and Medicaid Service announced its coverage of lung cancer screening by CT.  One year later, on February 5, 2016, Medicare began to pay for lung cancer screening retroactive to February 5, 2015. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals with suspicious findings in the lung that may be candidates for the EPN Scan. The Company believes that the reimbursement may increase the pace of the development of lung cancer centers for interdisciplinary review of screening results.

On May 10, 2013, the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner and Probe. This marking is regulatory approval that clears the marketing and sale of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states.  The new screening guidelines and Medicare coverage recently announced in the U.S. for lung cancer screening are not yet available in Europe.

In the United States, we have submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resubmit the application and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future. A clinical study that has been underway since October 2012 addresses some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.

From inception to date, we have generated limited revenues. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

The address of our principal executive office is:

Fresh Medical Laboratories Inc.

Attention: Chief Executive Officer

757 East South Temple, Suite 150

Salt Lake City, Utah 84102

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@ProLungdx.com.

Our U.S. website can be viewed at www.ProLungdx.com.  Information included in our website is not a part of this Report.

Company Overview

The Company was incorporated on November 19, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company changed its name to Fresh Medical Laboratories, Inc.

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to use certain BMC sensor technology in the development of a medical device.

Our focus is to develop, market, and sell noninvasive––diagnostic and predictive analytical devices for a life threatening disease. We placed our initial device into a well-controlled proof of concept trial in lung cancer patients and healthy volunteers.  Additional clinical studies demonstrated the potential of the device to improve the timing and accuracy of risk evaluation of patients with lung lesions that may or may not be lung cancer (risk stratification).

We are now making preparations to sell and market the EPN Scan in the U.S., if and when marketing approval is obtained, and in the European market as well as other international markets.

U.S. Market

In the U.S., nine hospital groups are currently involved in ProLungdx’s EPN Scan in lung cancer research, and we have plans to expand to an additional 10 hospitals and clinics for pre and post market related research.  Assuming that our 510(k) de Novo FDA clearance is granted or that Premarket approval is not required, of which there can be no assurance, we plan to transition hospitals involved in research to commercial placements of the EPN Scanner and related EPN Scan Kit.

In the past few years, there have been some significant changes in the way in which U.S. healthcare providers and their physicians manage lung cancer.  We believe that these changes are solid, sustainable trends that may have a positive effect on our plan to go to market.  On December 31, 2013, the U.S. Preventative Services Task Force recommended insurance reimbursement for the low-dose CT screening of individuals at a high risk of lung cancer.  On January 1, 2015, reimbursement coverage under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) went into effect.  On February 5, 2015 the U.S. Center for Medicare and Medicaid Service announced Medicare coverage for the CT screen for its beneficiaries.  One year later, on February 5, 2016, Medicare began to pay for lung cancer screening retroactive to February 5, 2015. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals with suspicious findings in the lung that may be candidates for the EPN Scan. The reimbursement is also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the EPN Scan.

In response to these announcements, some U.S. health care centers refocusing and concentrating their lung cancer medical expertise in trans-disciplinary lung clinics.  The creation of lung centers is in anticipation of increased numbers of individuals who test positive with the CT scan and require new expertise in this patient population and coordinated clinical follow-up.  Our plan is to sell the EPN Scan to these emerging centers as well as conventional hospitals and clinics at a time when they are likely to be receptive to a helpful risk stratification device and test.

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

The EPN device is for use as an aid in the risk stratification of such patients for the occurrence of lung cancer.   Patients with a high composite score are at a high risk of developing lung cancer.  The National Lung Cancer Screening trial concluded that as many as 25% of patients at high risk of lung cancer have suspicious lung findings when evaluated by CT, but only four percent of these ultimately have lung cancer typically after months of additional periodic CT testing.  Clarifying the risk of disease has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk clarification may also play a role initially and from time to time in identifying those patients who need more vigilant follow-up.

In April 2014, three European independent distributors purchased EPN Scanner devices and began to market and sell the EPN Scan to hospitals, clinics and private practices.  These distributers subsequently sold units in Germany and Switzerland.  On December 31, 2015, we concluded an agreement with two European-based representatives located in Italy and Belgium who had each more than a decade of success selling high specialized broncho-pulmonary diagnostic devices to their extensive network of European interventional pulmonlogists.

China Market

According to the World Heath Organization, in China, the numbers of smokers is steadily growing. Lung cancer is epidemic in China, and the worst is yet to come as one in three cigarettes smoked in the world are smoked in China.  In addition, air pollution presents a significant environmental hazard in China’s large cities and industrial areas.  We licensed ProLung China the exclusive rights to sell ProLung products in China provided that the licensee achieves local regulatory approvals within a 3-year period and does not export from China.  We offer limited clinical and training support and are entitled to a royalty of 7% of ProLung China’s revenue.  Our involvement with a licensee is not expected to require additional investment in China by us.

In February 2014, the Chinese licensee received approval to manufacture, but not market or sell, the device in China as a lung cancer risk stratification device.  On March 15, 2015 the licensee entered clinical trials at two prominent hospitals for the purpose of seeking approval to market and sell the EPN Scanner in China.

Lung Cancer Overview

According to the World Health Organization, cancer is expected to overtake heart disease as the leading worldwide cause of death. Lung cancer is by far the deadliest of all cancer sites, killing more people than breast, prostate, colon, liver, kidney, and melanoma cancers combined.  Each year there are over 1.6 million new cases of lung cancer worldwide, as well as nearly 1.4 million deaths.  It kills more women than breast cancer and the lifetime chance of developing lung cancer is 1:17 in women and 1:14 in men.1

Lung Cancer Incidence and Mortality

	New Cases	Deaths
United States[2]	201,144	158,248
European Union[3]	288,000	253,000
China[4]	521,000	452,000
World[5]	1,607,000	1,375,000

Lung cancer patients face median five-year survival rates of only 16 percent (compared to 93 percent for breast cancer and 100 percent for prostate cancer, the only two cancers with greater incidence)6. Survival rates of lung cancer has lagged behind that of other cancers largely due to a lack of early and effective diagnostics, resulting in delayed intervention.  This is evidenced by the fact that 84 percent of lung cancer patients present with locally advanced or metastatic disease.  Experts project that with accurate and early diagnosis, five-year survival could approach 80 percent.7

_____________

1 American Cancer Society, http://www.cancer.org/Cancer/LungCancer-SmallCell/OverviewGuide/lung-cancer-small-cell-overview-key-statistics (last visited Mar. 23, 2016).

2 http://apps.nccd.cdc.gov/uscs/ (last viewed 20 March 2014)

3 GLOBOCAN 2012, International Agency for Research on Cancer (IARC), http://globocan.iarc.fr/factsheets/populations/factsheet.asp?uno=900 (last visited August 4, 2015).

4 Ibid.

5 Ibid.

6 JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

7 Annals of Oncology, Volume 21, Issue suppl. 5 pp. v103-v115.

Business

The current standard of care includes the use of CT scans of the chest to evaluate incidental and symptomatic patients.  These images provide important information about the location and size of lung masses and raise suspicion, but up to 94 percent of those masses turn out to be noncancerous.  Resolution of the suspicion of lung cancer currently involves waiting for growth to confirm lung cancer in subsequent CT scans.

We estimate that each year, 2.5 million Americans undergo CT chest scans for purposes unrelated to suspicion of lung cancer and discover lesions in the lung.  Some lesions are large enough to justify immediate surgical biopsy, but many smaller lesions only elevate the suspicion for lung cancer.  Since biopsy of the lung involves significant risk to the patient, the current standard of care requires waiting months or years with follow up CT imaging studies that show a doubling of growth before biopsy or therapy can be undertaken.  For these individuals, an immediate answer is needed (i) to establish or defer the need for an expensive and life-threatening biopsy or (ii) to eliminate the cost and traumatic anxiety of waiting for months or even years for radiological stability while running the risk of metastatic cancer.

Now, under the U.S. Preventative Services Task Force guideline, millions of Americans may seek a CT screen and join those with incidental findings that require extensive follow up.  Patients with lesions suspicious for lung cancer desire an immediate answer as to whether surgical biopsy is justified.  Our EPN Scan may provide part of this answer and may reduce delays, as well as the emotional trauma and cost of waiting.

The Electro Pulmonary Nodule Scan

We believe the EPN Scan is the first accurate and reliable “mass averaging” bioconductance device that has shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. The novel “mass averaging” bioconductance technology of the Company refers to the simultaneous consideration of multiple measurement pathways.  This is the first implementation of this technology known to the Company in medicine.

The EPN Scan is planned to be introduced to the market like a standard predictive analytical test without the need for transmission of a physical sample or specimen.  Instead, the EPN Scan acquires precision bioconductance measurements by means of a patented EPN Probe and disposable diaphoretic electrodes8 placed on the back and arms.  The data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition other risk factors such as nodule size, family history, gender, histology and other risk stratification information to evaluate patients with suspicious masses or lesions identified by CT scan.  The EPN Scan is immediate, pain-free, non-invasive and non-radiating.  It requires little patient preparation and can be completed in less than 20 minutes by a proficient technician.

We provide the following components of the EPN Scan system:

•

EPN Scanner System - the EPN Scanner System consists of the EPN Probe, the EPN Scanner and EPN tower, monitor and keyboard which are all medical grade components available for sale in English, French, German, Spanish and Italian versions.

•

EPN Scan Kit – Each single-use EPN Scan Kit is sold in hygienic, non-sterile envelope that displays a unique identifier code that is required for access to an EPN Scan report together with all of the components necessary to assure precision test performance, patient comfort and hygiene. Each EPN Scan Kit includes 6 (six) diaphoretic electrodes, 1 (one) ProLungdx Probe tip and introducer and 1 (one) moistening sponge.

_______________

8 A self-adhesive foam conductor and medium from which an electric current is conducted to or from the human skin that can generate sweat or perspiration.

The EPN Scan Procedure

The EPN Scan procedure is performed by a trained test technician and may be completed in 20 minutes.

1.

The EPN Scan System is connected to the probe, to the electrode cables, and to the power supply. Following a brief power on sequence, the EPN Scan completes self-diagnostics.

2.

The patient is selected and seated.

3.

ProLungdx EPN Scan kit is opened and removed from its tamper-proof packaging.

4.

Single-use diaphoretic electrodes are placed at sites on the patient’s back and arms.

5.

Session data is entered including technician name, physician name, report delivery method and patient data.

6.

Testing begins, as prompted by the device, by applying the probe to acquire measurement data from sites on the chest, shoulders and arms.

7.

Monitors the acquisition of real-time data. Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

Research and Clinical Trial Results

Our EPN Scan was evaluated in three clinical trials as follows:

I. PROOF OF PRINCIPLE - McHenry, IL (2007)

•

Description. A blinded single site study of 36 subjects to detect differences in bioelectrical impedance9 measurements in age and gender-matched healthy subjects and lung cancer patients.

•

Results. The EPN Scan discriminated perfectly between tissue-confirmed lung cancer patients and age and gender-matched healthy volunteers in a blinded trial.

II. RELIABILITY AND REPEATABILITY ― Salt Lake City, UT (2008)

•

Description. A single-site study to evaluate the variability in the EPN Scan and subjects in 22 healthy volunteers.

•

Results. The EPN Scan showed a reliability index of 0.9910 and a correlation between device replicates of 0.0985 indicating a reproducible result can be obtained from a single EPN Scan result.

III. EFFICACY AND SAFETY IN THE TARGET INDICATION ― Baltimore, MD (2012)

•

Description.  This single arm, single site algorithm finding and internal validation trial was designed to offer efficacy and safety in the risk stratification11 of a thoracic malignancy in patients symptomatic of lung cancer who have a suspicious mass as confirmed by CT scan.

•

Results.  Final results included the identification and internal validation of an algorithm capable of 90 percent sensitivity (correctly identifying 26 of 29 malignant masses), 92 percent specificity (correctly identifying 11 or 12 non-malignant masses), and ROC area (combined sensitivity and specificity) of 90 percent (correctly identifying 37 of 41 patients overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of   Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012 edition of the Journal of Thoracic Oncology.12

____________________

9 Bioelectrical impedance is the measurement of tissue conductivity by applying a very small electric current to the body.

10 The Reliability Index is the inverse of the rate of failure in a study.

11 Risk Stratification is the evaluation of a patient’s risk of the future confirmation of disease.

12 R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

Potential U.S. Market for EPN Scan

Region	Population (in millions)	At high risk (in millions)	Market Channel
United States	310	123	Direct (proposed)

The Company estimates that there are 123 million Americans at high risk of lung cancer (96 million current and former smokers plus 27 million exposed to carcinogenic agents at home or in industry).13

Symptomatic: 0.2 million

Each year 226,160 are diagnosed with lung cancer.14 Approximately 90 percent of lung cancer patients are symptomatic at presentation (~203,544).15

Asymptomatic /Incidental:  2.4 million

In addition, an estimated 13.5 million chest CT scans are performed primarily for other purposes, of which 18 percent reveal incidental non-calcified solitary pulmonary nodules, resulting in an estimated 2.4 million patients without lung cancer symptoms whose indeterminate masses require follow-up.16

EPN Scan Benefits

Based on the number of symptomatic and asymptomatic patients who undergo CT scans and assuming that EPN Scan will be used in conjunction with each of the CT scans, we estimate an initial U.S. market potential of approximately 2.5 million EPN Scans per year at a projected wholesale price of $400 per EPN Scan.

By enhancing physicians’ patient risk-stratification capabilities, EPN Scans may enable more informed treatment decisions. Patients shown by EPN Scan to have low probability of malignancy may enter “watchful waiting” or a periodic monitoring mode instead of proceeding to immediate biopsy of the lung, thereby reducing potential costs, risk and recovery.  Patients with high likelihood of malignancy can be prioritized for treatment, potentially leading to earlier diagnosis and improved prognosis and treatment options.

European Market for Electro Pulmonary Nodule Scan

Competition

The development and commercialization of new products to improve the accuracy of pre-surgical staging and diagnosis of lung cancer is competitive, and we expect considerable competition from major medical device companies, laboratory biomarker tests and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology17 and DNA related markers, blood markers18, radiography and CT imaging.

_______________________

13 CDC: Cigarette Smoking Among Adults US 2007 (2008), www.cdc.gov (last visited March 14, 2016).

14 American Lung Assoc., http://www.lung.org/lung-disease/lung-cancer/resources/facts-figures/lung-cancer-fact-sheet.html (last visited Mar. 28, 2012).

15 Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited Mach 30, 2016).

16 Hlatky C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008).

17 Sputum Cytology is a study of phlegm cells under a microscope to see whether they are normal or it contains structures suspicious for lung cancer.

18 A marker is a sign of a disease or condition that can be isolated from a sample (i.e. blood, breath).

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We plan to sell into of the European market prior to entry into the U.S. market and other international markets. The speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position. We believe that our EPN Scan is superior or equivalent to existing alternatives in all of these areas, other than availability (in the U.S. due to lack of FDA approval) and reimbursement.  We are in the process of seeking reimbursement approval in the European Union and expect to seek reimbursement approval in the U.S. when we obtain marketing approval.

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

Exclusive License Agreements

On January 20, 2005, we entered into a License Agreement with BMC (as amended the “BMC License”) whereby we obtained a license from BMC to use certain BMC patents worldwide.  The BMC License was amended on November 2, 2006, on November 26, 2007 and on September 1, 2008. Under the BMC License we have the right to the exclusive use of certain patents and patents pending and related technology in its medical devices and other products for an indefinite term. In return, we agreed to and did incur a minimum of $4,750,000 in development costs by November 2014, to develop and market our products worldwide based on a graduated schedule, and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of our medical device and other products that utilize the technology.    Also under the BMC License, we have agreed to pay BMC a royalty based on the aggregate worldwide net sales during each calendar year in an amount equal to seven percent (7%) of net sales up to $50 million in annual net sales, six percent (6%) of net sales from $50 million to $200 million in annual net sales, and five percent (5%) of net sales above $200 million in annual net sales.  In countries in which BMC has no patents, the BMC License reduces the royalty rates above by 2%.  The BMC License addresses certain mechanical aspects of the hardware and a portion of the software of the EPN Scan.  Specifically, we have licensed certain design features of the EPN Scan including the probe and platform, which are described in U.S. patent numbers 7,536,220, 7,542,796, and 7,937,139.  In addition, we have licensed the rights to the technology that controls the functionality of the probe.

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

A summary of the status of our marketing approvals in the key initial markets we have identified is set forth below:

•

United States. ProLungdx submitted a 510(k) Class II submission to the FDA on March 20, 2014. Devices cleared via Section 510(k) of the Federal Food, Drug, and Cosmetic Act can be marketed and sold in the United States.

In the United States, we have submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resubmit the application and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future. A clinical study that has been underway since October 2012 addresses some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable.

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

In addition, after each respective regulatory approval is obtained, a next step in each of these markets is for insurance companies or government agencies, as applicable, to agree to reimburse for the EPN Scan.  We have not commenced this process in the U.S. or China, as we do not have marketing approval.

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

Research and Development

The Company spent $1,250,723 and $610,199 on company-sponsored research and development during fiscal years ending December 31, 2015 and 2014, respectively.

Employees

The Company currently has six full-time employees and five part-time employees.

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

RISKS RELATED TO OUR STAGE OF DEVELOPMENT

We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

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

You may lose your entire investment

An investment in the Shares is a high risk investment.  Potential investors must consider the possibility that we will not be successful and that an investment in the Shares may result in a total loss of investment. You should not purchase Shares or invest in the Company unless you can afford to lose your entire investment.

We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

As of December 31, 2015, we had outstanding indebtedness of $3,536,947, which includes outstanding principal and accrued, but unpaid interest.  The balances of our loan obligations are scheduled to come due 2016 through November 2020. A portion of the debt is secured by a pledge of all of our assets.  If we default under our loan obligations, the secured creditors would have the right to foreclose upon our assets.  Even if the secured debt is paid off, our creditors would have the ability to force us into bankruptcy in connection with a default. In connection with any bankruptcy proceeding, it is doubtful that there will be any amount available for distribution to our stockholders.

We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

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

We have nominal tangible assets.  As of December 31, 2015, we had total indebtedness of $3,536,947.   As a result, if we become insolvent or otherwise must dissolve, our indebtedness may exceed the liquidation value of our assets, leaving nothing to disburse to our stockholders.  If we become insolvent or otherwise must dissolve, stockholders will likely not receive any cash proceeds on account of their shares.

We will need significant capital to execute our business plan, particularly if we obtain approval from the FDA to market our EPN Scan.

We currently generate nominal revenue, and we require approximately $2 million to $3 million in capital per year to operate our company at current burn rates.  If we obtain FDA approval for our EPN Scan, we expect to need at least $4,000,000 to fund our U.S. market launch.  We also expect expenses in all categories, including marketing, administrative and development expense, to expand significantly as we attempt to increase product sales in Europe, increase our research, development and testing and expand our administrative team to support expanded sales efforts and expansion of our financial and compliance personnel.  We will be required to raise significant amounts of capital each year during the foreseeable future.  We may be unable to raise capital or may be required to pay a significant price for capital.  In any case, we expect any future capital raise to involve the issuance of common stock and rights to acquire common stock and to be dilutive to existing stockholders.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We must obtain regulatory approval in the U.S. and other non-EU markets to be able to commence marketing and sales in those markets.

We are required to obtain government approval before we can market and sell a medical device like the EPN Scan. Obtaining the necessary approvals is a complex, costly, and time-consuming process, which differs from country-to-country. Failure to maintain compliance with the requirements of a country can result in serious penalties, including fines, recalls, seizure of product, suspension of sales, withdrawal of approvals or clearances, refusal to grant other approvals or clearances, increased requirements for quality control, or (in severe cases) criminal prosecution. Any of the afore-mentioned penalties would adversely affect our business.

We have received a CE Mark in Europe for the marketing of the EPN Scan in the European Union.  We are seeking approval to sell in the U.S. and plan to seek clearance in China and Russia. Each market has unique regulatory requirements.  In the U.S., FDA marketing clearance and approval of the facilities used to manufacture the EPN Scan will be required before the EPN Scan may be marketed in the U.S. We expect to be subject to 510(k) de novo clearance but may be subject to premarket approval, which would substantially lengthen the regulatory approval process beyond that anticipated.  A similar  regulatory  process  will be  required  by Chinese and Russian  regulatory authorities  before  our  products can be marketed in those countries. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product.  It is possible that our EPN Scan may not obtain marketing approval in the U.S. or another significant potential market, which would harm our long term revenue potential.

Delays or rejection in obtaining marketing clearance may also be encountered based upon changes in applicable law or regulatory policy during the period of regulatory review.  Even if marketing clearance is granted, such approval may include significant limitations on indicated uses for which the product could be marketed. Delays in obtaining regulatory approvals would harm our financial condition.  A failure to obtain required clearances, in the U.S. in particular, would significantly harm our long-term ability to continue as a going concern.

If we obtain FDA approval, we will be subject to Medical Device Reporting, or MDR, requirements, which may lead to inquiries, injunctions or liabilities.

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has caused or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred. Were this to happen to us, the relevant regulatory agency would file an initial report, and there would then be an additional inspection or assessment if there are particular issues.

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

We offer and sell a single product.

We currently have one product, our EPN Scan.  We currently have no other product available or contemplated for sale.  If the EPN Scan is not successful at a level sufficient to generate a profit, our business will not succeed.

We are subject to litigation risk if our EPN Scan is not effective.

The nature of the EPN Scan as a medical device and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the EPN Scan does not perform as intended, there could be significant, even life-threatening, adverse consequences. We may be subject to claims against us as a result of the failure of the EPN Scan or other devices.  We may also be subject to claims despite the fact that the injury is due to the actions of others, such as manufacturers or medical personnel. In the event that we are sued, we may not have the resources to defend any such lawsuit or pay any related judgments.  In addition, even the existence of a lawsuit will divert management’s attention from the development and commercialization of the EPN Scan. Any products liability insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us, and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

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

To the extent that we market the EPN Scan in the U.S., federal healthcare reform may adversely affect the results of our domestic operations.  The Patient Protection and Affordable Care Act, or the Affordable Care Act, was enacted in March 2010.  Under the Affordable Care Act, medical device manufacturers, such as us, are required to pay a 2.3% excise tax on U.S. sales of certain medical devices.  The Affordable Care Act reduces Medicare and Medicaid payments to hospitals, clinical laboratories, and pharmaceutical companies, and could otherwise reduce the volume of medical procedures.  These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure.  While the Affordable Care Act is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on potential sales of the EPN Scan is uncertain at this time.  Further, we cannot predict with any certainty what other impact the Affordable Care Act may have on our business.

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

The absence of, or limits on, reimbursements may affect our revenues and profitability.

The cost of a significant portion of medical care is funded by governmental, and other third-party, insurance programs. It is possible that our products will not be approved for reimbursements by governments or insurance providers, which will seriously harm our ability to generate revenue.  In addition, even if reimbursement is approved, limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business.

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

There can be no assurance that any patent applications we or our licensors file will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. There can also be no assurance that any patents issued to us or that we license will not be infringed on or circumvented by others, or that others will not obtain patents that we would need to license or circumvent. Our patents may not contain claims that are sufficiently broad to prevent others from using our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same as our technologies but avoid infringing on our patent claims. Under these circumstances, our patents would be of little commercial value.

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

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the EPN Scan without obtaining a license from the patent holder, which may not be available at commercially reasonable terms or at all, and we may have to redesign the EPN Scan so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believes them to be. Even if we are ultimately successful in our defense of an infringement case, the costs of litigation would significantly harm our business.

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

RISKS RELATED TO CAPITAL STOCK

This Report contains projections and forward-looking statements that may not prove to be accurate.

This Report contain projections that are based on our assumptions and judgments as of the date of this Report concerning future events and are subject to significant uncertainties and contingencies, many of which are beyond our control.  Our actual results may materially differ from the results we have projected.  In addition, this Report contains forward-looking statements that involve known and unknown risks and uncertainties.  All statements other than those of historical facts, including those regarding business strategy, plans and objectives of management, projected costs and expected benefits, are forward-looking statements.  These forward-looking statements are based on information and expectations as of the date of this Report.  Important factors that could cause our results to differ materially from expectations include those set forth in this “Risk Factors” section and elsewhere in this Report.  We disclaim any obligation or intent to update these forward-looking statements.

Many of our directors have failed to file required reports with the SEC.

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file reports concerning their ownership of common stock with the SEC and to furnish us copies of such reports.  We believe that several of our directors have not filed all stock ownership and trading reports required by SEC rules.   The failure of the officers and directors to file such reports could lead to legal action by the SEC or third parties against the directors, and potentially against the Company.  Any such legal actions would be disruptive, consume financial and personnel resources and harm the reputation of the Company, including its ability to continue to raise capital.  This may inhibit the ability of the Company to execute its business plan and continue as a going concern.

If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

As of December 31, 2015, we had outstanding warrants to purchase 1,423,211 shares of common stock at a weighted average exercise price of $0.54 per share and convertible debentures and notes convertible into 4,686,164 shares of common stock. The exercise of such warrants and the conversion of such convertible debt instruments will be dilutive to existing stockholders.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 36% of our outstanding common stock.  These executive officers and directors effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

Our common stock is not quoted on any market or exchange. It is possible that our common stock will never be quoted or listed on any market or exchange.   Even if our common stock becomes listed or commences trading, the volume trading in our common stock may be insufficient for stockholders to liquidate common stock at a profit, or at all.  As a result, an investor in our common stock may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market, if one develops. Investors in our common stock should expect to hold our common stock indefinitely.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a reporting company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to U.S. reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws.  In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

•

the adoption of governmental regulations and similar developments in the U.S. or abroad that may affect our ability to offer our products and services or affect our cost structure; and

•

economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 757 East South Temple, Suite 150, Salt Lake City, Utah 84102. The Company currently leases this property for $3,862 a month and the lease payment will escalate by 2% each year through the end of the lease. The term of lease expires on July 31, 2017. We have the option to renew the lease for an additional three years.  If we exercise this option, our rental expense will escalate by an additional 3% per year. This location is approximately 4,657 square feet of office space. The Company believes that this space is satisfactory for its current needs and its needs in the immediate future.

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

(b)

Holders.

As of April 7, 2016, there are 21,903,567 common shares issued and outstanding, which were held by 578 stockholders of record.

(c)

Warrants and Options

As of December 31, 2015, there were 1,423,211 warrants for the purchase of common stock outstanding (“Warrants”). The Warrants have a weighted average remaining contractual life of 7.3 years and have a weighted average exercise price of $0.54. There are no options for the purchase of common stock outstanding.

(d)

Convertible Debt

As of December 31, 2015, there are Convertible Debentures amounting to $2,000,000 outstanding. The Convertible Debentures accrue interest at the rate of 8% per annum, but do not pay interest until maturity, and are convertible at the option of the holder into shares of the Company’s common stock at $0.65 per share.  These Convertible Debentures were issued in April 2015 and mature on May 1, 2018.

As of December 31, 2015, there are two Convertible Notes amounting to $1,206,931 outstanding. The Convertible Notes accrue interest at the rate of 8% per annum, with interest payable the last day of each calendar quarter. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at $0.75 per share. These Convertible Debentures were issued in November 2015 and mature in November 2020.

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

(f)

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has not adopted a stock incentive plan, but has granted stand-alone restricted stock awards to certain employees, officers, directors and other service providers of the Company. The following table sets forth certain information with respect to the stock plan as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	253,670	N/A	N/A
Total	253,670	0	0(2)

(1)

On August 1, 2013, we issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services.  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash.  On January 8, 2014, we issued 120,000 non-vested shares of common stock to a director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash.  On May 16, 2014, the Company issued 804,140 vested shares of common stock to directors, officers, and consultants for their current services.  These shares were valued at $402,070, or $0.50 per share, based on the price that common stock was most recently issued to third parties for cash. These shares of common stock vest over periods ranging from zero months to 36 months.  During the year ended December 31, 2014, an officer returned 53,850 shares of common stock for cancelation.  As of December 31, 2015, there are 253,670 shares of awarded, but non-vested shares of common stock.

(2)

The Company routinely makes grants of stock and restricted stock despite the absence of a plan and may continue to do so in the future.

(g)

Recent Sales of Unregistered Securities.

On November 6, 2015, we issued 20,513 shares of common stock to a limited liability company as compensation for services provided, valued at $15,385, or $0.75 per share, based on the price that common stock was most recently sold to third parties for cash.

On November 6, 2015, we issued 47,735 shares of common stock to a limited liability company for cash in the amount of $35,801, or $0.75 per share.

On November 6, 2015, we issued 18,931 shares of common stock to a limited liability company for cash in the amount of $14,199, or $0.75 per share.

On November 27, 2015, we issued 200,000 shares of common stock to an individual for cash in the amount of $150,000, or $0.75 per share.

On November 30, 2015, we issued 34,000 shares of common stock to an individual for cash in the amount of $25,500, or $0.75 per share.

On December 8, 2015, we issued 33,333 shares of common stock to an individual for cash in the amount of $25,000, or $0.75 per share.

On December 18, 2015, we issued 150,000 shares of common stock to an individual in connection with a Bill of Sale and a Patent Assignment Agreement, valued at $112,500, or $0.75 per share, based on the price that common stock was most recently sold to third parties for cash.

On December 23, 2015, we issued 20,000 shares of common stock to a limited liability company for cash in the amount of $15,000, or $0.75 per share.

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

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company commenced an offering of a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000.  The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter.  The offering proceeds are being deposited into an escrow account until a minimum of 333,333 shares are sold for cash, at which time the proceeds may be released to the Company.  The Company has engaged ACAP Financial Inc. as placement agent with respect to the offering and is obligated to pay a fee equal to 10% of gross sales proceeds and cash, plus one share of common stock for each 10 shares sold in the offering.

The offer and sale of such shares of common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and as set forth in Rule 506 under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there has been no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

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

Overview

Fresh Medical Laboratories, Inc. does business under the name “ProLungdx.” In this Report, Fresh Medical Laboratories, Inc. and its consolidated subsidiary are referred to as “ProLungdx” in addition to as the “Company” versions of “we” or “us”.  We have registered trademarks under ProLungdx®, Fresh Medical Laboratories®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner® and EPN Scanner®. Any other trademarks and service marks used in this Report are the property of their respective holders.

We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “EPN Scan,”). The EPN Scan was developed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest.  The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

When patients at high risk of lung cancer have suspicious lung findings after CT evaluation, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer.  Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up.  On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. One year later, on February 5, 2016, Medicare began to pay for lung cancer screening retroactive to February 5, 2015. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals with suspicious findings in the lung that may be candidates for the EPN Scan. The reimbursement also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the EPN Scan.

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

In the United States, we have has submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA.  On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions.  Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to submit responses for the substantive remaining issues as soon as practicable.

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

Fiscal Year Ended December 31, 2015 compared to Fiscal Year Ended December 31, 2014

Revenue and Cost of Revenue.  During the year ended December 31, 2015, we sold two EPN scan units to our licensee in China for $10,450 pursuant to the pricing provisions of our license and recognized $7,763 in cost of sales related to the sale.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement. Additionally, during the year ended December 31, 2015, we provided certain services to our licensee in China and recognized revenue in the amount of $9,000. We incurred costs related to these services in the amount of $7,800.

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales.  However, as of December 31, 2015, there is no additional revenue due from either of these sources.

During the year ended December 31, 2014, we commenced selling our EPN Scan units and test kits in the European Union. We also sold additional units under the exclusive license of our technology for China. Total sales revenue for the year ended December 31, 2014 was $332,005 and we recognized $48,824 in cost of sales related to the EPN Scan units and test kits sold in the European Union and in China.  Cost of sales includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement. Our gross margin reflects the uniqueness of our products, our position in this market, the sufficiency of revenue to recover our investment in research and development over the last several years, and the relative low cost of raw materials.

Operating Expenses.  Total operating expenses for selling, general and administrative expense and for research and development expense for the year ended December 31, 2015 were $2,508,280, compared to the total operating expenses for the year ended December 31, 2014, of $2,000,232, representing an increase of $508,048.  This increase was due to 1) an increase of $497,108 for professional fees, principally for consulting services related to our increased regulatory and business development activities, including $226,000 paid to two directors under consulting agreements for business development and medical advisory services; 2) an increase of $144,921 in clinical expenses related to our increased level of clinical testing; 3) an increase of $87,710 in travel costs related to our increased clinical, regulatory, and business development activities; 4) an increase of $74,471 in payroll costs and related benefits and payroll taxes resulting from the addition of personnel related generally to our increased operational activities; 5) an increase of $61,803 in supplies and parts costs related generally to our increased operational activities; 6) an impairment loss of $50,000 related to the termination of a development project of an internet-based customer service portal 7) an increase of $29,051 for insurance expense principally related to a new policy to provide director and officer liability insurance coverage; and 8) an increase of $44,368 in all remaining operating expenses related generally to our increased operational activities.  These increased operating expenses were offset by a decrease in non-cash stock-based compensation of $481,384 (principally from the issuance in 2014 of 804,140 shares of our common stock to officers, directors, and a consultant as compensation for current services valued at $402,070) that results based on the vesting arrangements of common stock and warrants that have been issued for services.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $296,077 for the year ended December 31, 2015, as compared to net expense of $206,421 for the year ended December 31, 2014.  Other income (expense) for the year ended December 31, 2015 consists of interest expense of $271,984 and a foreign currency exchange loss of $24,093.  Other income (expense) for the year ended December 31, 2014 consists of a) interest expense of $168,826, b) a foreign currency exchange loss of $27,566, c) a loss on the extinguishment of debt of $15,746, and d) a gain on revaluation of derivative liability of $5,717.

The increase in interest expense during the year ended December 31, 2015 principally relates to the interest accrued on the Convertible Debentures.  Otherwise, interest expense principally represents interest accrued on the convertible and other notes to two investment entities; to a former director and founding shareholder; and to a relative of an executive officer, as further described in Note 5 to the consolidated financial statements.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange losses of $24,093 and $27,566 for the years ended December 31, 2015 and 2014, respectively, are the result of the changes in the exchange rates of Euros and Swiss Francs during the corresponding periods ended on December 31, 2015 and 2014.

We recognized a loss on extinguishment of debt of $15,746 during the year ended December 31, 2014 as a result of the modification of the conversion price of a certain note payable.  The loss on extinguishment of debt recognizes as an expense the effects of the modification in the conversion price.

As more fully described in Note 9 to the consolidated financial statements, there was a period of time during the quarter ended December 31, 2014 that the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation. On December 3, 2014, the Company held an annual and special meeting of stockholders, and the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Second Amended and Restated Certificate of Incorporation to forty million shares, which resolved the matter.  During the period of time that the total number of shares of common stock outstanding plus the number of shares of common stock subject to outstanding warrants exceeded the number of shares of common stock authorized under the Company’s Certificate of Incorporation, generally accepted accounting principles required that the fair value of all of the outstanding warrants be accounted for as a derivative liability and reclassified from additional paid in capital.  The fair value of each outstanding warrant was estimated using the Black-Scholes option pricing model and the total fair value of all warrants was estimated to be $373,979 and was recharacterized as a derivative liability.  Furthermore, on December 3, 2014, the fair value of each outstanding warrant was again estimated using the Black-Scholes option pricing model and the aggregate fair value of all warrants was estimated to be $368,262.  At that date, derivative liability accounting for the outstanding warrants was no longer required, the Company recognized a gain on revaluation of derivative liability of $5,717, and the fair value of the derivative liability was recharacterized back to additional paid in capital.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2015 and 2014:

	2015	2014

Cash	$451,526	$4,044

Current assets	$517,220	$407,957
Current liabilities	(450,921)	(1,531,188)

Working capital (deficit)	$66,299	$(1,123,231)

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

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our ProLungdx EPN Scan.  The funds required for the United States market launch are estimated to be approximately $5.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe, but primarily from the sale of debt and equity securities.  As of March 25, 2016, we have received subscriptions for the sale of 344,037 shares of common stock, as part of an offering of up to $5,250,000 in common stock, and received net proceeds of $463,284 from the offering. Other than such subscriptions, we have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and will likely be required to pay a high price for capital.

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

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of December 31, 2015, our outstanding debt financing includes the following notes payable.

Convertible Debentures

In February 2015, we commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000.  As of April 30, 2015, we had received subscriptions with respect to $2,000,000 in Convertible Debentures.  The Convertible Debentures were issued in April 2015 and bear interest at the rate of 8% per annum commencing on the issuance date.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of a Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of our common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Convertible Notes Payable

On November 6, 2015, we issued two convertible promissory notes in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family.  The convertible notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter.  The principal amount under the convertible notes is due on the five-year anniversary of the issue date.  The convertible notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share.  If our common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the convertible notes automatically converts into common stock at the rate of $0.75 per share.   Proceeds from the convertible notes were to be used for the purpose of retirement of long-term debt.

Note Payable to a Relative of an Executive Officer

At December 31, 2014, we were obligated under the terms of a master note to an individual related to one of our executive officers in the amount of $356,931. The note is secured by all of our assets, bears interest at 15% per annum, and requires the board of directors to retain our current management as long as the note is outstanding. The note was originally due on December 31, 2012, however, in March 2014, we paid the note holder $50,000 of accrued interest and entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  In December 2015, we paid $356,931 to the note holder, which paid all accrued interest in the amount of $189,389 as of the date of the payment and the remainder of the payment was applied to reduce the principal of the note by $167,542, leaving a balance of $189,389.  The balance of accrued interest at December 31, 2015 was $1,012.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Operating activities	$(2,556,342)	$(1,340,941)
Investing activities	(164,489)	(63,150)
Financing activities	3,168,313	1,321,053

Net increase (decrease) in cash	$447,482	$(83,038)

Operating Activities

For the fiscal year ended December 31, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $506,693 included in our net loss for stock-based compensation, depreciation, provision for doubtful accounts, and impairment loss, less changes in non-cash working capital totaling $262,565.  For the fiscal year ended December 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $923,192 included in our net loss for stock-based compensation, depreciation, provision for doubtful accounts, loss on extinguishment of debt, and gain on revaluation of derivative liability, less changes in non-cash working capital totaling $340,661.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2015 and 2014 were $164,489 and $63,150, respectively, and was for the purchase of property and equipment, and intangible assets.  We currently estimate the amount of capital expenditures for the year ending December 31, 2016 to be approximately $175,000.

Financing Activities

During the year ended December 31, 2015, cash flows from financing activities totaled $3,168,313, related to proceeds of 1) $1,073,460 from the issuance of 1,529,278 shares of common stock, or a weighted-average of $0.70 per share, 2) $2,000,000 from the issuance of convertible debentures, 3) $1,206,931 from the issuance of two convertible notes payable, 4) an advance of $50,000 from a member of the board of directors, and 5) less $1,162,078 of repayments of notes payable and the advance.  During the year ended December 31, 2014, cash flows from financing activities totaled $1,321,053, principally related to proceeds of 1) $1,051,000 from the issuance of 2,102,000 shares of common stock, or $0.50 per share, to related parties and other accredited investors and 2) $270,000 in aggregate advances from five unrelated parties and from two members of the board of directors.

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

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Management evaluates inventory for obsolescence based on expectations about future demand and marketability of products, and if necessary, reduces inventory to the lower of cost or market through the use of on inventory valuation account for obsolescence.  The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheet.

Long-lived Assets – Long-lived assets, including property and equipment, and intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2015, the following material weaknesses existed:

Inadequate Segregation of Duties and Lack of Adequate Review of Financial Statements

The Company did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current Directors and executive officers. Unless otherwise indicated, the address of each person listed is care of ProLungdx, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name and Business Address	Age	Position
Steven C. Eror	62	President, Chief Executive Officer, and Director
Michael Garff	33	Chief Operating Officer
Dennis Tulane	54	Director
Robert W. Raybould	79	Director
Clark Campbell	68	Director, Chairman of the Board of Directors
Todd Morgan	64	Director
Tim Treu	67	Director
Richard McKeown	69	Director
Jeffrey S. O’Driscoll	55	Director

Steven C. Eror, age 62. Mr. Eror has 25 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies.  He became Co-founder, CEO, President and Director of the Company in February 2005. Mr. Eror has served as CEO of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2002 to 2004. He also served as the chief executive officer of Consonus (an IT application service provider with operations throughout the western U.S.) from 2000 to 2001. Mr. Eror was the chief financial officer of Pharmadigm (focusing on injectable anti-inflammatory for severe burns, asthma and wound healing) from 1996 to 2000.  Prior to this, he was a chief financial officer of Evans and Sutherland Computer Corporation NASDAQ:ESCC, a company which focuses on simulation technology including molecular modeling from 1994 to 1996. In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company. Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA.

The Board of Directors believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry qualifying him for service as a member of the Company’s Board of Directors.

Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Michael Garff, age 33. Mr. Garff joined the Company as Chief Operating Officer in May 2009. Prior to joining the Company, he worked at Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Previously, Mr. Garff was a project manager at U.S. Bank from 2005 to 2008 and a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009. Mr. Garff received his BA and MBA from the University of Utah.

Dennis Tulane, age 54.  Mr. Tulane has served as a Director of the Company since 2011.  He is the co-founder and a Managing Partner for Corradiance, LLC, a management and IT consulting firm.  Prior to founding Corradiance, LLC, he worked as a Senior Systems Engineer with Electronic Data Systems from 1986 to 1990 and from 1992 to 1994.  He also held various technical and management positions with Smith’s Food and Drug Centers from 1990 to 1992, American Stores from 1994 to 1996, and AG Consulting from 1996 to 1998.  Mr. Tulane holds a BA in Computer Science from Utah State University.  He speaks English and German.

The Board of Directors believes that Mr. Tulane’s business education, expertise, and extensive systems, data processing and software production management experience qualify him for service as a member of the Company’s Board of Directors.

Robert W. Raybould, age 79. Mr. Raybould has served as a Director of the Company since January of 2012. Mr. Raybould began his career in the U.S. Army and Eastman Kodak and became a financial planner. In 1971, he co-founded Realvest, a real estate investment company and then sold its holdings between 1981 and 1984. Realvest again syndicated real estate in the early 90’s and sold in 1997. In 1987, Mr. Raybould assisted in founding TRI Capital Corporation, a mortgage-banking firm and served as a member of its Board of Directors until 2005. In 1995 he assisted in the formation of DTM Research, LLC in 1995 and served as Chairman of the Board from its formation until 2006. In 1999, he founded Greenhill Financial (now Arlington Value Capital, LLC), an investment adviser, and served as one of its managing partners until 2006. From 2007 to present, Mr. Raybould has been actively investing in companies. Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah.

Due to Mr. Raybould’s successful financial, entrepreneurial and business experience, the Board of Directors has concluded that Mr. Raybould is qualified to serve as a director of the Company.

Clark Campbell, age 68. Dr. Campbell serves as the Chairman of the Board of the Company and has served as a Director since 2012. He is the author of four award winning best-selling books published by John Wiley & Sons and has taught business management at the University of Delaware, University of Utah, and Westminster College. He founded OPPM International in 2009, a company engaged in business project management consulting and training, and has served as CEO since that date. During his 30-year association with OC Tanner (a privately held human resources and employee recognition company), from 1979 to 2009, he served successively as the Director of Corporate Planning, Vice President of Quality and as the Senior Vice President of Administration and Professional Services. Earlier in his career he held positions with DuPont and Northwest Pipeline. Dr. Campbell has the following certifications: Agile Communication, AgCC; Certified Scrum Master, CSM; Master Project Manager, MPM; and 6 Sigma Master Black Belt. Dr. Campbell holds a BS in Chemical Engineering and MBA from the University of Utah and a PhD in Business Administration.

The Board of Directors believes that the depth of Dr. Campbell’s business education, expertise, and executive management, leadership and entrepreneurial experience qualify him for service as a member of the Company’s Board of Directors and as Chairman.

Todd Morgan, age 64. Mr. Morgan has served as a Director of the Company since January 8, 2014. He began his career with The West Bend Company in the sales department and served as the District Manager from 1974 to 1981.  He started Morgan Industries in 1982. Morgan Industries owns Morgan Pavement Inc., an asphalt paving and maintenance business currently contracting in seven western states with offices in Utah and Arizona. Morgan Industries Inc. also owns Nurock Asphalt, a company which currently manufactures and sells asphalt maintenance products to a number of individual asphalt companies. Mr. Morgan currently serves as Chairman of the Board of Morgan Industries Inc. In 2008, Mr. Morgan formed MPM Investment Group LP and currently serves as general partner and manager. Mr. Morgan served on the Board of Directors of America West Bank from 2004 to 2009. Mr. Morgan is also serving on the Board of Directors of Ellison Ranching Company.

The Board of Directors believes that Mr. Morgan’s business education, expertise, and extensive operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

Tim Treu, age 67. Mr. Treu has served as a Director of the Company since July 31, 2013. He has served as the Executive Vice President of Sales for OC Tanner Company from 1996 to 2013 where he has been accountable for all aspects of global sales, as well as developing the sales force and the go-to-market strategy. Mr. Treu holds a BA from California State University, Long Beach.

The Board of Directors believes that Mr. Treu’s business education, expertise, and extensive operational sales and marketing leadership qualify him for service as a member of the Company’s Board of Directors.

Richard McKeown, age 69. Mr. McKeown has served as a Director of the Company since July 1, 2014. Mr. McKeown has served as Chief Executive Officer of Leavitt Partners, a health care advisory firm, since 2009. From 2005 to 2009, Mr. McKeown was the Chief of Staff at the U.S. Department of Health and Human Services. From 2003 to 2005, Mr. McKeown was the Chief of Staff in the Office of Administrator at the U.S. Environmental Protection Agency, and from 1999 to 2003, Mr. McKeown was the Chief of Staff to Governor Michael Leavitt in the State of Utah. Mr. McKeown recently co-published Finding Allies, Building Alliances with Michael Leavitt. Mr. McKeown holds a BS from Ohio University and a Juris Doctorate from the University of Utah School of Law.

Mr. McKeown was appointed pursuant to the terms of a Consulting Services Agreement dated July 1, 2014 with Leavitt Partners, LLC.

The Board of Directors believes that Mr. McKeown’s extensive experience as a high-ranking leader in government, particularly with the U.S. Department of Health and Human Services, and his general leadership and advisory skills qualify him for service as a member of the Company’s Board of Directors.

Jeffrey S. O’Driscoll, age 55. Dr. O’Driscoll has served as Director of the Company since August 2015.  Dr. O’Driscoll has practiced as an emergency physician since 1992, first with Salt Lake Emergency Physicians and then with Utah Emergency Physicians, LLC, when Salt Lake Emergency Physicians merged with Wasatch Emergency Physicians to for the new group. Since 2004, he has served as an Assistant Adjunct Professor at the University of Utah College of Medicine. Since 2008, Dr. O’Driscoll has served as the Medical Director of the Valley Emergency Communication Center, the 911 Call Center for Salt Lake Valley. From 2010 to 2013, Dr. O’Driscoll was the Chairman and CEO of Dolor Technologies, LLC, which markets and sells a device co-invented by Dr. O’Driscoll for treating severe aches. Dr. O’Driscoll has served as a member of the medical advisory board of the Company since 2013. Dr. O’Driscoll earned a BS in Microbiology from Brigham Young University and an M.D. from the University of Utah College of Medicine. He has written and presented extensively on professional and religious topics.

The Board of Directors believes that Dr. O’Driscoll’s extensive experience as a physician and in management of companies in the medical-related industries qualify him for service as a member of the Company’s Board of Directors.

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

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

The Board of Directors approved the formation of an audit committee on July 31, 2013.  Three directors comprise the Audit Committee: Todd Morgan (Chairman), Steven C. Eror, and Dennis Tulane. Of the three members, Todd Morgan and Dennis Tulane are independent directors. Steven C. Eror is the Chief Executive Officer of the Company. The Board has determined that Steven C. Eror is qualified as an “audit committee financial expert”, as defined in applicable Commission rules.  The Board made a qualitative assessment of Messers Morgan’s, Eror’s and Tulane’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts, as further set forth in the subsection above entitled “Directors and Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports. Based upon the Company’s review of the reports required by such persons and amendments thereto furnished to the Company, the Company believes that no reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed. Based on the records of the Company of transactions involving the Company, the Company believes that the following reports should have been filed by the Company’s Section 16 filers during the fiscal year ended December 31, 2015: Forms 4 for three separate issuances to affiliates of Todd Morgan were not filed timely and, to date, have not been filed.

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

Item 11. Executive Compensation

Executive Compensation.

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2015 and 2014. The Company's named executive officers are (a) each person who served as the Company's Chief Executive Officer during 2015, (b) the next two most highly compensated executed officers serving as of December 31, 2015 whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2015.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Steven C. Eror, President	2015	$250,000	$-	$-	$-	$250,000
	2014	250,000	-	-	-	250,000
Michael Garff, Chief Operating Officer	2015	144,000	-	-	-	144,000
	2014	144,000	-	-	-	144,000

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

2015 Equity Awards

There were no equity awards to either of the named officers during the year ended December 31, 2015.

2015 Bonus Compensation

None of the named executive officers were awarded a bonus with respect to the year ended December 31, 2015.

Mr. Eror’s employment agreement provides for additional cash compensation of $50,000 and additional equity compensation of 800,000 shares of common stock for the receipt of FDA regulatory approval and for cumulative recognition of $1,000,000 in revenue. Mr. Garff’s employment agreement provides for additional cash compensation of $20,000 and additional equity compensation of 200,000 shares of common stock for the receipt of FDA regulatory approval. Each such named executive officer is eligible for a discretionary bonus, but no such bonus has been paid to date.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2015, certain information regarding shares of common stock awarded to and held at year-end by, the Named Executive Officers:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven C. Eror(1)	23,344	$17,508

(1) On August 1, 2013, Mr. Eror was awarded 320,000 shares of common stock. The common stock was valued at $160,000, or $0.50 per share, based on the price that common stock had been issued most recently to third parties for cash. 150,000 shares of the common stock were awarded pursuant to the incentive compensation provisions of Mr. Eror’s employment agreement for the receipt of European regulatory approval and vested immediately. The remaining 170,000 shares were issued to Mr. Eror as compensation for services on the Board of Directors, of which 50,000 shares for services on the executive committee vests over 24 months and 120,000 shares for general board services vests over 36 months. At December 31, 2015, 23,344 shares of the award are not vested.

Termination/Change of Control Provisions of Employment Agreements

The employment agreements with the named executive officers of the Company do not include any provisions providing for payments upon a change of control. Mr. Eror’s employment agreement provides for a severance payment to Mr. Eror equal to one third of the base salary in effect at the time of termination of the agreement; provided, however the Company shall not be obligated to pay the severance payment if the agreement is terminated 1) by Mr. Eror, 2) by the Company for cause, or 3) as a result of an objection by either party to the extension of the agreement as described above.

Mr. Garff’s employment agreement does not include severance provisions.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2015:

Compensation Table for Non-Employee Directors

Name &Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Wayne Adams, former Director	2015	$0	$0(1)	$0	$0
Dennis Tulane, Director	2015	$0	$0(2)	$0	$0
Robert Raybould, Director	2015	$0	$0(3)	$0	$0
Clark Campbell	2015	$0	$0(4)	$0	$0
Tim Treu	2015	$112,000(5)	$0(6)	$0	$112,000
Todd Morgan	2015	$0	$0(7)	$0	$0
Richard McKeown	2015	$0	$0	$0	$0
Jeffrey S. O’Driscoll	2015	$114,000(8)	$0(9)	$0	$114,000

(1)

On August 1, 2013, Mr. Adams was awarded 135,000 shares of common stock. 15,000 shares of this common stock vested over 12 months and 120,000 shares of this common stock was scheduled to vest over 36 months. The shares of common stock were valued at $67,500, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. Mr. Adams resigned from the board of directors on August 20, 2015, on which date the balance of his unvested shares were awarded to him for his contribution to the Company.

(2)

On August 1, 2013, Mr. Tulane was awarded 120,000 shares of common stock. The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 23,344 shares of the award are not vested.

(3)

On August 1, 2013, Mr. Raybould was awarded 170,000 shares of common stock. 50,000 shares of this common stock vested over 24 months and 120,000 shares of this common stock vests over 36 months.  The shares of common stock were valued at $85,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 23,344 shares of the award are not vested.

(4)

On August 1, 2013, Mr. Campbell was awarded 650,000 shares of common stock. 50,000 shares of this common stock vested over 24 months and 600,000 shares of this common stock vests over 36 months. The shares of common stock were valued at $325,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 116,658 shares of the award are not vested.

(5)

Effective April 30, 2015, Mr. Treu entered into a consulting agreement with the Company to provide marketing services on behalf of the Company, including serving as the Chief Marketing and Sales Officer of the Company. Pursuant to this consulting agreement, Mr. Treu earned $112,000 during the period from April 30, 2015 through December 31, 2015.

(6)

On August 1, 2013, Mr. Treu was awarded 120,000 shares of common stock. The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 23,344 shares of the award are not vested.

(7)

On January 8, 2014, Mr. Morgan was awarded 120,000 shares of common stock. The common stock vests over 36 months and was valued at $60,000, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 40,868 shares of the award are not vested.

(8)

Effective March 9, 2015, Dr. O’Driscoll entered into a consulting agreement with the Company to provide medical advisory services on behalf of the Company, including serving as the Chief Medical Officer of the Company.  Pursuant to this consulting agreement, Dr. O’Driscoll earned $114,000 during the period from March 9, 2015 through December 31, 2015.

(9)

On August 1, 2013, Dr. O’Driscoll was awarded 29,286 shares of common stock. 15,000 shares of this common stock vested over 12 months and 14,286 shares of this common stock vests over 36 months. The shares of common stock were valued at $14,643, or $0.50 per share, based on the price that common stock had been issued for most recently to third parties for cash. At December 31, 2015, 2,774 shares of the award are not vested.

Director Compensation Arrangements

Each member of the Board of Directors is awarded shares of common stock for services on the Board.  Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services.  Shares awarded are issued to the recipient and vest over the term of services, provided that such forfeiture may be waived by the Board of Directors in its discretion.  In the event of early termination of services and not serving for the full term over which the shares vest, a pro rata portion of the shares are required to be returned to the Company, unless such obligations is waived by the Board of Directors in its discretion.

Under the compensation principles approved by the Board of Directors, shares of common stock are awarded to directors as follows:

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

Notwithstanding the foregoing, no such shares were approved or granted during 2015 with respect to any of the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 1, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 21,903,567 shares of our common stock issued and outstanding as of April 1, 2016. Unless otherwise indicated, the address of each person listed is care of ProLungdx, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership(1) (2)	Percent of Class
Steven C. Eror, Chief Executive Officer and Director	Common	1,444,006	6.6%
Michael Garff, Chief Operating Officer	Common	475,000	2.2%
Dennis Tulane, Director	Common	679,579	3.1%
Robert W. Raybould, Director	Common	1,628,015	7.4%
Clark Campbell, Director	Common	1,112,688	5.1%
Todd Morgan, Director	Common	1,387,500	6.3%
Tim Treu, Director	Common	600,790	2.7%
Richard McKeown	Common	525,000	2.3%
Jeffrey S. O’Driscoll	Common	155,000	0.7%
All Officers and Directors As a Group (nine persons)	Common	8,007,578	35.7%

(1)

The amount of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)

Each member of the Board of Directors is awarded shares of common stock for services on the Board.  Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services.  Shares awarded are issued to the recipient and vest over the term of services.  In the event of early termination of services and not serving for the full term for which the shares were awarded, a pro rata portion of the shares are required to be returned to the Company.  The amount of unvested shares included in the table above are: 15,011 shares for Mr. Eror; 15,011 shares for Mr. Tulane; 15,011 shares for Mr. Raybould; 74,990 shares for Mr. Campbell; 32,536 shares for Mr. Morgan; 15,011 shares for Mr. Treu, and 1,781 shares for Dr. O’Driscoll.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.

Consulting Agreements – Members of Board of Directors

During the year ended December 31, 2015, we entered into consulting agreements with two of the members of our board of directors, Jeffrey S. O’Driscoll and Tim Treu.  Under the agreements, Dr. O’Driscoll agreed to provide medical advisory services and Mr. Treu agreed to provide marketing services.  The consulting agreements may be terminated by either the Company or by the consultant at any time and for any reason.  During the year ended December 31, 2015, Dr. O’Driscoll was paid $114,000 under his consulting agreement (and is compensated at a rate $1,000 per day worked) and Mr. Treu was paid $112,000 under his consulting agreement (and is compensated at a rate $1,000 per day worked), for a total of $226,000 for the year ended December 31, 2015. [Please verify compensation rates]

Related-Party Note Payable

On December 18, 2015, we entered into a Patent Assignment Agreement for the acquisition of certain patent application rights.  Prior to the execution of the Patent Assignment Agreement, Robert W. Raybould, a member of our board of directors, advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement.  The terms of the advance were not initially established such as the interest rate, the security, or the conversion terms.  Later in December, the Company repaid $25,000 of the advance and the remaining $25,000 was repaid in January 2016.  There was no interest paid on the advance during the period that the advance was outstanding.

Consulting Agreement – Leavitt Partners, LLC

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company. The Consulting Agreement provided that we would appoint Richard McKeown, the chief executive officer of Leavitt Partners,  to our board of directors.  The Consulting Agreement has a term of four years, but may be terminated by either party as of the first, second, or third anniversary date of the Consulting Agreement, without cause and in the sole discretion of either party.  As consideration for the services, in two transactions during the six months ended December 31, 2014, the Company issued warrants to Leavitt Partners to purchase 900,000 shares of common stock of the Company.  During the three months ended September 30, 2014, the Company issued a warrant, as amended, to purchase 225,000 shares, with all of the shares under the amended warrant exercisable as of September 1, 2014.  During the three months ended December 31, 2014, the Company issued a second warrant to Leavitt Partners to purchase 675,000 shares of common stock of the Company. This second warrant has an exercise price of $0.50 per share and vests with respect to 15,000 shares per month commencing October 1, 2014.  The Consulting Agreement provided that the warrants would stop vesting upon termination of the Consulting Agreement.  The warrants have an exercise price of $0.50 per share and expire 10 years after issuance.

Master Services Agreement

Effective January 11, 2014, we entered into a Master Services Agreement with an entity that provides consulting and professional services.  This entity is owned and managed by Dennis Tulane, a member of our board of directors.  On March 26, 2014, we issued a work order under the Master Services Agreement for the development, testing, and deployment of the Internet-based customer service portal.  The work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment).  The total cost for the services under the work order was estimated to be $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.    The consultant completed the first phase for the prototype completion and was paid the corresponding cost of $26,800.  We have paid an additional $23,200 under the Master Services Agreement in full satisfaction of amounts owed for additional services provided under the Master Services Agreement.  This amount settled the Master Services Agreement in full, bringing the total amount paid for the project to $50,000.  With this payment, the Master Services Agreement was terminated.  With the termination of the Master Services Agreement, we have evaluated the current status of this project in light of its plan for the future development and completion of the Internet-based customer service portal project and concluded that the $50,000 of costs paid will not have a significant future benefit to the Company.  Accordingly, an impairment loss of $50,000 was recorded at December 31, 2015.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules.  Under these rules, none of Steve C. Eror, Tim Treu or Jeffrey S. O’Driscoll are not independent due to material employment or consulting arrangements with the Company. All other directors, namely Wayne Adams, Dennis Tulane, Robert Raybould, Clark Campbell, Todd Morgan and Richard McKeown are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Eide Bailly, LLP (“Eide Bailly”) and of MaloneBailey, LLP (“MaloneBailey”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.  The resignation of  Eide Bailly and our appointment of MaloneBailey was disclosed in that certain Current Report on Form 8-K filed by us with the Commission on April 28, 2015.

	2015	2014
Audit Fees	$40,000	$50,223
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$50,223

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

The Audit Committee (or the Board of Directors, functioning as the Audit Committee, prior to the establishment of the Audit Committee) has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee), approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2015 and 2014 of the independent auditors to render audit or non-audit services were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.

Financial Statements.  The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated Balance Sheets as of December 31, 2015 and 2014

•

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2015

•

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

FRESH MEDICAL LABORATORIES, INC.

April 14, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

April 14, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
(Principal Financial Officer and Principal Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Eror Steven C. Eror	Chief Executive Officer, President and Director	April 14, 2016

/s/ Dennis Tulane Dennis Tulane	Director	April 14, 2016

/s/ Robert W. Raybould Robert W. Raybould	Director	April 14, 2016

/s/ Clark Campbell Clark Campbell	Director, Chairman of Board of Directors	April 14, 2016

/s/ Tim Treu Tim Treu	Director	April 14, 2016

/s/ Todd Morgan Todd Morgan	Director	April 14, 2016

/s/ Richard McKeown Richard McKeown	Director	April 14, 2016

/s/ Jeffrey S. O’Driscoll Jeffrey S. O’Driscoll	Director	April 14, 2016

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (7)
3.2	By-Laws(1)
4.1	Form of Warrant, Issued from April 2010 to March 2011(1)
4.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(5)
4.2.1	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(6)
4.2.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(8)
4.3	Warrant to Purchase Common Stock Issued to William A. Fresh(8)
10.1	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005 (2)
10.1.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(2)
10.1.2	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(2)
10.1.3	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(2)
10.2	Master Note with Brett M. Error dated June 30, 2011(2)
10.2.1	Amendment to Master Note with Brett M. Error, dated March 27, 2014(3)
10.3	Form of Eight Percent Convertible Debenture, dated _______, 2012(3)
10.4	Revised Master Loan Agreement, issued May 1, 2012 to William A. Fresh(3)
10.4.1	Amended and Restated Master Loan Agreement and Promissory Note with William Fresh(9)
10.5	Employment Agreement with Steven C. Eror, dated as of August 1, 2013(3) #
10.6	Employment Agreement with Michael Garff, dated as of August 1, 2013(3) #
10.7	Lease Agreement dated April 25, 2014 between Frodsham Real Estate L.L.C. and Fresh Medical Laboratories, Inc.(4)
10.8	Master Services Agreement, dated January 11, 2014, with Corradiance, LLC(4)
10.9	Form of Eight Percent (8%) Convertible Debenture, dated ________, 2015(8)
10.10	Form of Convertible Notes issued in November 2015(10)
10.11	Consulting Agreement dated April 30, 2015 with Tim Treu*
10.12	Consulting Agreement dated March 9, 2015 with Jeffrey S. O’Driscoll*
10.13	Placement Agent Agreement dated December 30, 2015 with ACAP Financial Inc.*
14.1	Company Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

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

(8)

Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 31, 2015.

(9)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 5, 2015.

(10)

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 16, 2015.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Fresh Medical Laboratories, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2015, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Medical Laboratories, Inc. and its subsidiary as of December 31, 2015, and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss from operations and had negative cash flows from operating activities. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fresh Medical Laboratories, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Fresh Medical Laboratories, Inc. and subsidiary (collectively “the Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Medical Laboratories, Inc. and subsidiary as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2014, the Company incurred a loss from operations, had negative cash flows from operating activities, had negative working capital and a stockholders’ deficit.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Eide Bailly LLP

Salt Lake City, Utah

March 31, 2015

www.eidebailly.com

5 Triad Center, Ste. 600  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Balance Sheets
	December 31,
	2015	2014
Assets
Current Assets
Cash	$451,526	$4,044
Accounts receivable, net of allowance for doubtful accounts of $194,467 and $100,000, respectively	-	154,799
Inventory	35,174	210,474
Prepaid expenses	30,520	38,640
Total Current Assets	517,220	407,957

Inventory, noncurrent	206,722	-
Property and equipment, net of accumulated depreciation	106,541	65,775
Intangible assets, net of accumulated amortization	175,300	-

Total Assets	$1,005,783	$473,732

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$97,849	$105,316
Accrued liabilities	138,683	406,336
Related-party notes payable	25,000	929,536
Note payable	189,389	-
Convertible notes payable	-	90,000
Total Current Liabilities	450,921	1,531,188

Long-Term Liabilities
Related-party note payable	-	356,931
Convertible notes payable	1,206,931	-
Convertible debentures	2,000,000	-
Total Long-Term Liabilities	3,206,931	356,931

Total Liabilities	3,657,852	1,888,119

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,525,126 shares and 19,730,052 shares issued and outstanding, respectively	21,525	19,730
Additional paid-in capital	10,636,583	9,075,590
Accumulated deficit	(13,310,177)	(10,509,707)
Total Stockholders' Equity (Deficit)	(2,652,069)	(1,414,387)

Total Liabilities and Stockholders' Equity (Deficit)	$1,005,783	$473,732

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Operations
	For the Years Ended December 31,

	2015	2014
Revenue:
Sales	$10,450	$332,005
Licensee revenue	9,000	-

Total revenue	19,450	332,005

Cost of revenue	15,563	48,824

Gross margin	3,887	283,181

Operating expenses:
Research and development expense	1,250,723	610,199
Selling, general and administrative expense	1,257,557	1,390,033
Total operating expenses	2,508,280	2,000,232

Loss from operations	(2,504,393)	(1,717,051)

Other income (expense):
Interest expense	(271,984)	(168,826)
Loss on extinguishment of debt, net	-	(15,746)
Foreign currency exchange gain (loss), net	(24,093)	(27,566)
Gain on revaluation of derivative liability	-	5,717
Total other income (expense)	(296,077)	(206,421)

Net loss	$(2,800,470)	$(1,923,472)

Basic and diluted loss per share	$(0.14)	$(0.11)

Weighted-average common shares outstanding, basic and diluted	20,344,262	17,784,227

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2014 and 2015
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	15,980,028	$15,980	$6,793,934	$(8,586,235)	$(1,776,321)
Stock-based compensation	924,140	924	727,257	-	728,181
Common stock issued for conversion of notes and accrued interest	704,295	705	391,284	-	391,989
Common stock issued for cash at $0.50 per share	2,102,000	2,102	1,048,898	-	1,051,000
Common stock issued for exercise of warrants at $0.001 per share	53,439	53	-	-	53
Common stock issued in satisfaction of account payable at $0.50 per share	20,000	20	9,980	-	10,000
Issuance of warrants under consulting agreement	-	-	109,900	-	109,900
Contribution of common stock by an executive officer	(53,850)	(54)	54	-	-
Recharacterization of additional paid in capital as derivative liability	-	-	(373,979)	-	(373,979)
Recharacterization of derivative liability as additional paid in capital	-	-	368,262	-	368,262
Net loss	-	-	-	(1,923,472)	(1,923,472)
Balance, December 31, 2014	19,730,052	19,730	9,075,590	(10,509,707)	(1,414,387)
Stock-based compensation	-	-	255,915	-	255,915
Common stock issued for cash at $0.50 per share	294,000	294	146,706	-	147,000
Common stock issued for cash at $0.75 per share	1,235,278	1,235	925,225	-	926,460
Common stock issued pursuant to bill of sale and patent assignment agreements, valued at $0.75 per share	150,000	150	112,350	-	112,500
Common stock issued for conversion of note and accrued interest at $0.65 per share	95,283	95	61,839	-	61,934
Issuance of warrants under consulting agreement	-	-	43,594	-	43,594
Common stock issued for services, valued at $0.75 per share	20,513	21	15,364	-	15,385
Net loss	-	-	-	(2,800,470)	(2,800,470)
Balance, December 31, 2015	21,525,126	$21,525	$10,636,583	$(13,310,177)	$(2,652,069)

See accompanying notes to consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(2,800,470)	$(1,923,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,923	3,676
Loss on extinguishment of debt	-	15,746
Stock-based compensation	343,488	809,487
Provision for doubtful accounts	102,282	100,000
Impairment loss	50,000	-
Gain on revaluation of derivative liability	-	(5,717)
Change in assets and liabilities:
Accounts receivable	52,517	(254,799)
Inventory	(31,422)	(198,864)
Prepaid expenses	(20,474)	(10,046)
Accounts payable	(7,467)	31,353
Accrued liabilities	(255,719)	91,695
Net cash used in operating activities	(2,556,342)	(1,340,941)

Cash flows from investing activities:
Payments for property and equipment, and intangible assets	(164,489)	(63,150)
Net cash used in investing activities	(164,489)	(63,150)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,073,460	1,051,000
Proceeds from exercise of warrants to purchase common stock	-	53
Proceeds from issuance of convertible debentures	2,000,000	-
Proceeds from issuance of convertible notes payable	1,206,931	250,000
Proceeds from issuance of related-party notes payable	50,000	20,000
Repayment of principal on notes payable	(1,097,078)	-
Repayment of principal on convertible notes payable	(40,000)	-
Repayment of related-party note payable	(25,000)	-
Net cash provided by financing activities	3,168,313	1,321,053

Net increase (decrease) in cash	447,482	(83,038)
Cash at beginning of year	4,044	87,082
Cash at end of year	$451,526	$4,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$524,544	$101,590
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest converted to common stock	$61,934	$391,989
Common stock issued to acquire property and equipment, and intangible assets	$112,500	$-
Common stock issued in satisfaction of account payable	$-	$10,000

See accompanying notes to consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Principles of Consolidation – During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying consolidated financial statements from the date of its formation.

Going Concern –The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has commenced selling the EPN Scan in Europe and to a licensee for China, but has generated minimal revenues thus far from operations.  Therefore, the Company has not yet achieved its planned level of operations.  The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the years ended December 31, 2015 and 2014.  Additionally, the Company had a stockholders’ deficit as of December 31, 2015 and 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Fair Value of Financial Instruments – Certain notes payable bear interest rates that are not market interest rates given the risks associated with a company in the early stage of its development. The conversion terms and risks associated with a company in the early stage of its development may also cause the interest rate borne by the convertible debt to not approximate a market interest rate for similar instruments. However, for notes payable which are classified among current liabilities due to their relatively short terms remaining to the notes’ maturity dates as of December 31, 2015, the carrying value of those notes payable approximates their fair value.  For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Research and Development – The Company expenses research and development costs as incurred.  Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, legal fees associated with the Company’s intellectual property, and materials and supplies.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents as of December 31, 2015 or 2014.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method.  The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheets.

Property and Equipment – Property and Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years.

Intangible Assets – As further discussed in Note 7 to these consolidated financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement.  These intangible assets will be amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

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

Trade Receivables and Credit Policies – Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest.  The Company uses an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable.  Account balances will be charged off against the allowance when the account receivable is considered uncollectible. The allowance for doubtful accounts is an estimate that is particularly susceptible to change in the near term.  During the years ended December 31, 2015 and 2014, the Company recorded a provision for doubtful accounts in the amount of $102,282 and $100,000, respectively, for accounts receivable that had not been collected and were overdue at that date.  At December 31, 2015 and 2014, the allowance for doubtful accounts is $194,467 and $100,000, respectively.

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Beneficial Conversion Features – The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Employee Stock-based Compensation – The Company accounts for employee stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-based Compensation – The Company accounts for non-employee stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized.  At December 31, 2015 and 2014, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of December 31, 2015, there were warrants to purchase 1,423,211 shares of common stock outstanding, 253,670 non-vested shares of common stock, $2,000,000 of 8% convertible debentures, and $1,206,931 of 8% convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.  As of December 31, 2014, there were warrants to purchase 1,423,211 shares of common stock outstanding, 765,500 non-vested shares of common stock and $90,000 of convertible notes payable that were excluded from the computation of diluted net loss per common share as they were anti-dilutive.

Concentrations – The Company’s revenues are concentrated in selling the EPN Scan units and test kits in the European Union, and licensing the related technology in China.  During the years ended December 31, 2015 and 2014, the Company’s revenues were concentrated in three customers, as follows:

	2015	2014

Customer A (Germany)	$-	$239,645
Customer B (Switzerland)	-	81,760
Customer C (China)	19,450	10,600

Total revenue	$19,450	$332,005

Foreign currency policy – Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated into the Company’s functional currency at the rates prevailing on the balance sheet date. Exchange differences arising on the settlement of monetary items, and on the retranslation of monetary items, are reported as Other Income (Expense) and included Net Loss for the period. The Company recorded a foreign currency exchange loss of $24,093 and $27,566 for the years ended December 31, 2015 and 2014, respectively.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Related parties – A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements –   In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall, (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. ASU 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and early adoption is not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-01 on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”).  ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods.    Management is currently evaluating the impact of the pending adoption of ASU 2015-17 on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11”). Pursuant to ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with early adoption permitted. Management is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. Management has adopted ASU 2014-15 effective January 1, 2016 and will provide the required disclosures, as applicable, in the Company’s future consolidated financial statements.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the years ended December 31, 2015 and 2014 for the assembly of the EPN Scan which has received regulatory approval for sale in Europe.  The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable.  The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products.

Inventory consists of the following at December 31, 2015 and 2014:

	2015	2014

Raw materials	$76,925	$93,699
Work in progress	58,376	12,002
Finished goods	106,595	104,773

Total inventory	241,896	210,474
Less carrying value of inventory not
deemed to be a current asset	206,722	-

Inventory, included in current assets	$35,174	$210,474

At the end of each reporting period, management has estimated that portion of inventory not expected to be converted to cash within one year and reflected that amount as “Inventory, noncurrent” in the accompanying consolidated balance sheets.

Note 3 – Property and Equipment

Property and equipment consists of the following at December 31, 2015 and 2014:

	Life	2015	2014

Computer equipment	3 years	$19,787	$7,228
Office equipment	3 to 5 years	13,852	3,800
Tooling	5 years	92,228	36,350
Website development	5 years	-	26,800

		125,867	74,178
Less accumulated depreciation		(19,326)	(8,403)

Property and equipment, net		$106,541	$65,775

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

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Effective January 11, 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services.  The entity is owned and managed by a director of the Company.  On March 26, 2014, the Company issued a work order under the Agreement for the development, testing, and deployment of an Internet-based customer service portal.  The work order was planned to be completed in four phases (prototype completion, development completion, testing completion, and deployment) for a total estimated cost of $147,900, payable in amounts specified in the work order upon the completion of each phase or milestone.  The consultant completed the first phase for the prototype completion during the year ended December 31, 2014, and was paid the corresponding cost of $26,800.  During the year ended December 31, 2015, the Company paid an additional $23,200 under the Agreement in full satisfaction of amounts owed for additional services provided under the Agreement, bringing the total amount paid for the project to $50,000.  With this payment, the Agreement was terminated.

The costs incurred for the development of the Internet-based customer service portal pursuant to the second work order were accounted for pursuant to generally accepted accounting principles governing the accounting for Website Development Costs and for Internal-Use Software.  Those standards require that costs incurred during the preliminary project stage be expensed as incurred, costs incurred to develop internal-use computer software during the application development stage be capitalized, and costs incurred for training and during the post-implementation operation stage be expensed as incurred.  Since the $50,000 of costs incurred related to the application development stage, the costs were preliminarily capitalized as property and equipment.  With the termination of the Agreement, management has evaluated the current status of this project in light of its plan for the future development and completion of the Internet-based customer service portal project and concluded that the $50,000 of costs paid and recorded will not have a significant future benefit.  Accordingly, an impairment loss of $50,000 has been recorded at December 31, 2015.

Depreciation expense for the years ended December 31, 2015 and 2014 was $10,923 and $3,676, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2015 and 2014:

	2015	2014

Accrued interest	$115,627	$380,122
Accrued payroll and payroll taxes	5,183	8,864
Accrued royalties	17,873	17,350

Total accrued liabilities	$138,683	$406,336

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 5 – Long-term Debt

Long-term debt is summarized as follows as of December 31, 2015 and 2014:

	2015	2014

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018	$2,000,000	$-

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	-

Note payable to a shareholder and former director; unsecured; interest at 11.10% per annum; paid in 2015	-	929,536

Note payable to a relative of an executive officer; secured by all the assets of the Company; interest at 15.00% per annum; due June 30, 2016	189,389	356,931

Other convertible notes; unsecured; interest at 8.00% per annum; paid or converted in 2015	-	90,000

Related-party note payable	25,000	-

Total long-term debt	3,421,320	1,376,467

Less: current portion	214,389	1,019,536

Long-term debt, net of current portion	$3,206,931	$356,931

Convertible Debentures

In February 2015, the Company commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000. As of April 30, 2015, the Company had received subscriptions with respect to $2,000,000 in Convertible Debentures. The Convertible Debentures were issued in April 2015, are unsecured, and bear interest at the rate of 8% per annum commencing on the issuance date. Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share.  Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.  The Company evaluated the Convertible Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles.  The Company determined the beneficial conversion feature to be $0.

As further described in Note 13 to these consolidated financial statements, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with an offering of common stock. Additionally, the Placement Agent Agreement provides for potential compensation to the Placement Agent in connection with the future conversion of the Convertible Debentures into shares of common stock of the Company.  Upon the conversion of the Convertible Debentures, the Company shall issue the Placement Agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share.  On a quarterly basis, the Placement Agent will be issued a warrant to purchase one share of common stock for each $0.81 of the principal amount of the Convertible Debentures converted into common stock during the quarter, with the maximum number of shares issuable under the Placement Agreement limited to 2,463,460 shares of the Company’s common stock.  The term of the warrants shall be for a period of 36 months from the date of issuance.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Convertible Notes Payable

On November 6, 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family.  In the same transaction, the investment entities purchased an aggregate of 66,666 shares of common stock for a purchase price of $50,000, or $0.75 per share.   The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter.  The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date.  The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share.  If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share.   Proceeds from the Convertible Notes were to be used for the purpose of retirement of long-term debt. The Company evaluated the Convertible Notes for consideration of any beneficial conversion features as required under generally accepted accounting principles.  The Company determined the beneficial conversion feature to be $0.

Note Payable to a Shareholder and Former Director

As of December 31, 2014, the Company was obligated under the terms of a master note to a shareholder and former member of its board of directors in the principal amount of $929,536 plus accrued interest of $223,742.  The note and accrued interest of $249,348 were due on April 30, 2015.  The note bore interest at 11.10% and was unsecured.

On May 1, 2015, the Company and the noteholder entered into an Amended and Restated Master Loan Agreement and Promissory Note (the “Revised Note”) in the principal amount of $900,000, which terminated and replaced the previous note.  On April 30, 2015, in anticipation of entering into the Revised Note, the Company paid all accrued interest in the amount of $249,348 and principal of $29,536.  Interest under the Revised Note also accrued at the rate of 11.10% per annum and was payable monthly in arrears.  The Company was obligated to make a $250,000 principal payment on January 1, 2016, and the balance of the Revised Note was scheduled to mature on April 30, 2017.  The Revised Note and all unpaid accrued interest were paid off in November 2015.  The Revised Note was unsecured and included standard creditor remedies in the event of default.

The Company evaluated the modification of the term of the note under generally accepted accounting principles for troubled debt restructurings by debtors and for debt modifications and extinguishments.  The Company determined the modification was not within the scope of a troubled debt restructuring.  The Company also determined that the modification was not substantial, and as such, the transaction should not be accounted for as an extinguishment, and no gain or loss should be recognized.

In total, the Company paid accrued interest of $310,770 and $51,590 during the years ended December 31, 2015 and 2014, respectively.  Interest expense for the years ended December 31, 2015 and 2014 was $87,028 and $103,179, respectively.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

Note Payable to a Relative of an Executive Officer

At December 31, 2014, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $356,931. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was originally due on December 31, 2012, however, in March 2014, the Company paid the note holder $50,000 of accrued interest and entered into an amendment of the master note to extend the due date of the note and accrued interest to June 30, 2016.  In December 2015, the Company paid $356,931 to the note holder, which paid all accrued interest in the amount of $189,389 as of the date of the payment and the remainder of the payment was applied to reduce the principal of the note by $167,542, leaving a balance of $189,389.  The balance of accrued interest at December 31, 2015 and 2014 was $1,012 and $137,610, respectively. Interest expense for the years ended December 31, 2015 and 2014 was $52,791 and $53,540, respectively.

In periods prior to January 1, 2015, this note was presented as a related-party arrangement in the Company’s consolidated financial statements.  However, management has concluded that this note no longer meets the definition of a related party transaction under generally accepted accounting principles.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Other Convertible Notes

During 2012 and 2013, the Company issued notes payable totaling $684,000. These notes bore interest at 8% and were unsecured. The notes and accrued interest were due, if not previously converted, from June through August 2015. The terms of the notes payable were that the notes were originally convertible into common stock at the greater of $0.80 per share or 85% of the closing price for the previous ten trading days prior to the conversion. If the Company’s stock was not publicly traded, then the price would be the average of the three prior private stock purchases of the Company’s common stock for cash.  During the years ended December 31, 2012 and 2013 notes payable totaling $504,000 and related accrued interest of $24,615 were converted into 787,570 shares of the Company’s common stock, representing a weighted average of approximately $0.67 per share, which resulted in a remaining balance payable on convertible notes of $180,000 at December 31, 2013.  During the year ended December 31, 2014, notes payable totaling $90,000 and related accrued interest of $16,243 were converted into 164,295 shares of the Company’s common stock, at a weighted average of approximately $0.65 per share.  The Company recognized a loss on extinguishment of debt of $15,746 as a result of the modification of the conversion price of one of the promissory notes.  During the year ended December 31, 2015, one note payable in the amount of $40,000 and related accrued interest of $9,837 were paid off for cash.  During the year ended December 31, 2015, the other remaining note payable in the amount of $50,000 and related accrued interest of $11,934 was converted into 95,283 shares of the Company’s common stock, at $0.65 per share.

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

On December 18, 2015, the Company entered into a Patent Assignment Agreement for the acquisition of certain patent application rights.  Prior to the execution of the Patent Assignment Agreement, a member of the Company’s board of directors advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement.  The advance did not bear interest, was unsecured, and did not offer conversion terms at any time.  Later in December, the Company repaid $25,000 of the advance and the remaining $25,000 was repaid in January 2016.

Note 7 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2015 and 2014, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

During the nine months ended December 31, 2015, the Company issued 1,235,278 shares of common stock for cash.  Proceeds from these issuances total $926,460, or $0.75 per share.  Certain of these issuances were the result of the Company receiving proceeds in excess of the amount of Convertible Debentures authorized by the Company’s board of directors.  These investors opted to purchase shares of common stock in the Company at $0.75 per share.

Common Stock Issued Pursuant to Bill of Sale and Patent Assignment Agreements

On December 18, 2015, the Company entered into a Bill of Sale Agreement and a Patent Assignment Agreement with an individual. Pursuant to the two agreements, the Company acquired a) inventory with an estimated value of $2,200; b) molds with an estimated value of $35,000; and c) certain patent application rights with an estimated value of $175,300.  Total consideration given for these assets was cash in the amount of $100,000 and 150,000 shares of the Company’s common stock, valued at $0.75 per share, or $112,500.  The value assigned to the common stock was based on the price per share that common stock was most-recently issued to third parties for cash

Common Stock Issued Pursuant to the Exercise of Stock Warrants

On February 25, 2014, the Company issued 53,439 shares of common stock to a stockholder and former director of the Company pursuant to his exercise of warrants to purchase common stock at $0.001 per share.  Proceeds from the exercise were $53.

Common Stock Issued in Satisfaction of Account Payable

On May 25, 2014, the Company issued 20,000 shares of common stock to a vendor of the Company in satisfaction of its account payable to the vendor of $10,000, or $0.50 per share.

Contribution of Common Stock to the Company

In November 2014, an executive officer of the Company returned 53,850 shares to the Company for cancelation, which has been accounted for as a contribution of capital to the Company for no consideration.

Common Stock Issued for Services

During the years ended December 31, 2015 and 2014, the Company issued 20,513 shares and 804,140 shares, respectively, to employees, directors, and consultants as compensation for current services.  The Company recognized stock-based compensation of $15,385 ($0.75 per share) and $402,070 ($0.50 per share) for the years ended December 31, 2015 and 2014, respectively.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

The Company also issues non-vested common stock to various employees, directors, and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the financial statements.  On August 1, 2013, the Company issued 1,839,286 non-vested shares of common stock to directors, officers, and consultants for their future services.  These shares were valued at $919,643, or $0.50 per share, based on the price that common stock was issued to third parties for cash.  On January 8, 2014, the Company issued 120,000 non-vested shares of common stock to a newly-appointed director for his future services.  These shares were valued at $60,000, or $0.50 per share, based on the price that common stock was issued to third parties most recently for cash.  The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers, and consultants for the years ended December 31, 2015 and 2014 of $255,915 and $326,111, respectively.

A summary of the status of the Company’s non-vested shares as of December 31, 2014 and 2015 and changes during the years then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2013	1,297,722	$0.50
Awarded	924,140	0.50
Vested	(1,456,362)	0.50

Balance at December 31, 2014	765,500	0.50
Awarded	-	-
Vested	(511,830)	0.50

Balance at December 31, 2015	253,670	$0.50

As of December 31, 2015 and 2014, there was $126,835 and $382,750, respectively, of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 0.7 years from December 31, 2015.

Total stock-based compensation expense from all sources for the year ended December 31, 2015 and 2014 (including stock-based compensation of $72,188 and $81,306, respectively, for the warrant discussed below in Note 9) has been included in the consolidated statements of operations as follows:

	2015	2014

Research and development expense	$165,342	$239,291
Selling, general and administrative expense	178,146	570,196

Total share-based compensation	$343,488	$809,487

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company. The Consulting Agreement provided that the Company would appoint the chief executive officer of Leavitt Partners to the Company’s board of directors.  The Consulting Agreement has a term of four years, but may be terminated by either party as of the first, second, or third anniversary date of the Consulting Agreement, without cause and in the sole discretion of either party.  As consideration for the services, in two transactions during the six months ended December 31, 2014, the Company issued warrants to Leavitt Partners to purchase 900,000 shares of common stock of the Company.  The Consulting Agreement provided that the warrants would stop vesting upon termination of the Consulting Agreement.  The warrants have an exercise price of $0.50 per share and expire 10 years after issuance.  During the three months ended September 30, 2014, the Company issued a warrant, as amended, to purchase 225,000, with all of the shares under the amended warrant exercisable as of September 1, 2014, and with the rights to exercise the warrant expiring on September 1, 2024.

During the three months ended December 31, 2014, the Company issued a second warrant to Leavitt Partners to purchase 675,000 shares of common stock of the Company. This second warrant has an exercise price of $0.50 per share, vests with respect to 15,000 shares per month commencing October 1, 2014, and expires 10 years after issuance.

The fair value of these two warrants was estimated using the Black-Scholes option pricing model.  The fair value of the warrant shares that vested during the six months ended December 31, 2014 was $0.285 per share.  The weighted-average assumptions used for the warrant shares that vested during the six months ended December 31, 2014 were risk-free interest rate of 1.75%, expected volatility of 66%, expected life of 5.2 years, and expected dividend yield of zero.  The fair value of the warrant shares that vested during the year ended December 31, 2015 was $0.402 per share.  The weighted-average assumptions used for the warrant shares that vested during the year ended December 31, 2015 were risk-free interest rate of 1.70%, expected volatility of 71%, expected life of 5.2 years, and expected dividend yield of zero.

The Company recognized the prepayment of stock-based compensation through the first anniversary date of the Consulting Agreement by recognizing $109,900 as prepaid compensation expense and additional paid-in capital related to the issuance of the warrants to Leavitt Partners. The Company also recognized $43,594 as share-based compensation and additional paid-in capital related to the vesting of warrant shares for the six months ended December 31, 2015.  Based on the vesting pattern of the warrants, the Company amortized $81,306 of stock-based compensation during the six months ended December 31, 2014 and amortized an additional $72,188 during the year ended December 31, 2015.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

A summary of warrant activity for the years ended December 31, 2014 and 2015 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2013	576,650	$0.55	6.7 years	$44,306
Issued	900,000	0.50
Exercised	(53,439)	0.001
Expired	-	-

Outstanding at December 31, 2014	1,423,211	0.54	8.3 years	17,640
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2015	1,423,211	$0.54	7.3 years	$213,364

The year-end intrinsic value at December 31, 2015 is calculated at $0.75 per share, based on the last price for which the Company issued shares of common stock for cash.

Note 10 – Other Related Party Transactions

During the year ended December 31, 2015, the Company has entered into consulting agreements with two of the members of its board of directors.  The directors provide marketing and medical advisory services.  The consulting agreements may be terminated by either the Company or by the consultant at any time and for any reason.  During the year ended December 31, 2015, the directors were paid a total of $226,000.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The significant components of net deferred tax assets and liabilities were as follows at December 31, 2015 and 2014:

	2015	2014

Operating loss carry forwards	$3,630,341	$2,741,690
Research credit carryforwards	51,698	37,677
Allowance for doubtful accounts	72,536	37,300
Stock based compensation	57,253	30,327
Other	(4,477)	(628)
Valuation allowance	(3,807,351)	(2,846,366)

Net Deferred Tax Assets	$-	$-

As of December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.  A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2015 and 2014 is set forth below:

	2015	2014

Benefit at federal statutory rate (34%)	$(952,160)	$(653,980)
State income tax benefit, net of federal tax	(83,785)	(38,975)
Stock-based compensation	87,011	247,582
Loss on extinguishment of debt	-	5,354
Research credits	(14,021)	(25,819)
Other differences	1,971	738
Change in valuation allowance	960,984	465,100

Benefit from Income Taxes	$-	$-

As of December 31, 2015, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $9.7 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2035. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company.  The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2011.  The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2009.  During the years ended December 31, 2015 and 2014, the Company did not recognize interest and penalties.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Minimum lease commitments at December 31, 2015 for the remaining term of the lease are as follows:

Year ending December 31,
2016	$46,736
2017	27,578
Thereafter	-

Total	$74,314

Lease expense charged to operations for the years ended December 31, 2015 and 2014 was $48,649 and $38,672, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology. At December 31, 2015 and 2014, accrued royalties under this license agreement total $17,873 and $17,350, respectively.

Note 13 – Subsequent Events

Private Placement of Common Stock of the Company

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company is offering a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000.  The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter.  The offering proceeds are being deposited into an escrow account until a minimum of 333,333 shares are sold for cash, at which time the proceeds may be released to the Company.  As of March 25, 2016, 344,037 shares were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $463,284 from the offering.

Concurrently with the Private Placement Memorandum, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with the offering of common stock.  Pursuant to the Placement Agent Agreement, the Company will pay the Placement Agent a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering.  Pursuant to these provisions, with the release of shares described in the previous paragraph, the Company incurred a commission liability to the Placement Agent of $51,606 and is obligated to issue the Placement Agent 34,404 shares of common stock.  The Placement Agent will also receive an expense allowance of up to $10,000 to reimburse it for direct out-of-pocket costs related to the offering and the Escrow Agent will receive $1,000 for services in connection with the offering.

FRESH MEDICAL LABORATORIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Consulting Representation Agreement

On January 1, 2016, the Company entered into a Consulting Representation Agreement with two consultants located in the European Union.  Pursuant to the Consulting Representation Agreement, the consultants have agreed to the completion of certain marketing milestones related to relationship development with key government and regulatory officials in the European Union and the introduction and marketing of the Company’s products to potential medical, clinical and hospital customers of the member states of the European Union.  Under the Consulting Representation Agreement, the Company is obligated to pay the consultants $70,000 per calendar quarter for the expenses.  The initial payment of $70,000 was paid to the consultants on January 4, 2016 for the expenses for the first quarter of 2016.  The Consulting Representation Agreement is subject to termination by either the Company or by the consultants upon 15 days written notice.  Additionally, as an inducement to launch the European market as market representatives without other commission receivable, the Consulting Representation Agreement provides that for a period of one year, the consultants may receive up to the value of the compensation margin (actual net revenue less all actual expense, including marketing expense) in shares of the Company’s common stock valued at $1.50 per share and paid at the earliest of termination of the Consulting Representation Agreement or December 31, 2016.