Form 10-Q
period 2016-03-31
FRESH MEDICAL LABORATORIES, INC.
filed 2016-05-16
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 29, 2016, the issuer had 22,450,800 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$203,799	$451,526
Accounts receivable, net of allowance for doubtful accounts of $0 and $194,467, respectively	-	-
Inventory	35,174	35,174
Prepaid expenses	25,786	30,520
Total Current Assets	264,759	517,220

Inventory, noncurrent	254,445	206,722
Property and equipment, net of accumulated depreciation	100,635	106,541
Intangible assets, net of accumulated amortization	175,300	175,300

Total Assets	$795,139	$1,005,783

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$99,235	$97,849
Accrued liabilities	173,304	138,683
Related-party notes payable	-	25,000
Current Note Payable	189,389	189,389
Total Current Liabilities	461,928	450,921

Long-Term Liabilities
Convertible notes payable	1,206,931	1,206,931
Convertible debentures	1,837,500	2,000,000
Total Long-Term Liabilities	3,044,431	3,206,931

Total Liabilities	3,506,359	3,657,852

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 22,172,907 shares and 21,525,126 shares issued and outstanding, respectively	22,173	21,525
Additional paid-in capital	11,384,884	10,636,583
Accumulated deficit	(14,118,277)	(13,310,177)
Total Stockholders' Equity (Deficit)	(2,711,220)	(2,652,069)

Total Liabilities and Stockholders' Equity (Deficit)	$795,139	$1,005,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,

	2016	2015
Revenues:
Licensee revenue	$-	$4,500

Total revenue	-	4,500

Cost of revenue	10,193	3,900

Gross margin	(10,193)	600

Operating expenses:
Research and development expense	304,302	133,685
Selling, general and administrative expense	421,884	217,470
Total operating expenses	726,186	351,155

Loss from operations	(736,379)	(350,555)

Other income (expense):
Interest expense	(71,721)	(40,418)
Foreign currency exchange gain (loss), net	-	(28,769)
Total other income (expense)	(71,721)	(69,187)

Net loss	$(808,100)	$(419,742)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted-average common shares outstanding, basic and diluted	21,506,956	19,291,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(808,100)	$(419,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,906	907
Stock-based compensation	110,429	79,185
Obsolete inventory	10,193	-
Provision for Doubtful Accounts	-	(11,000)
Change in assets and liabilities:
Accounts receivable	-	28,769
Inventory	(57,916)	(12,541)
Prepaid expenses	4,734	(2,540)
Accounts payable	1,385	(16,087)
Accrued Liabilities	47,192	32,994
Net cash flows from operating activities	(686,177)	(320,055)

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	463,450	147,000
Proceeds from issuance of convertible debentures	-	1,086,050
Proceeds from related party debt	30,000	-
Payments on related party debt	(55,000)	-
Net cash flows from financing activities	438,450	1,233,050

Net increase (decrease) in cash	(247,727)	912,995
Cash at beginning of period	451,526	4,044
Cash at end of period	$203,799	$917,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,671	$8,598
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$175,070	$-
Stock issued to placement agent	$35	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Fresh Medical Laboratories, Inc. (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLungdx”. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate lung masses suspicious for cancer as seen in CT and radiography. The Company’s principal activities have consisted of research and development, developing markets for its products, securing strategic alliances and obtaining financing.  The Company has developed and tested, and is commercializing its non-invasive lung cancer risk stratification test, the “Electro Pulmonary Nodule Scan” (“EPN Scan”).  In April 2013, the Company entered into an agreement to license this technology to a distributor for the China market.  In May 2013, the Company received the “CE” mark in Europe permitting the marketing of the EPN Scan in the European Union and certain other countries.  During the year ended December 31, 2014, the Company commenced selling the EPN Scan to customers in the European Union.  In the United States, the Company has submitted its application for marketing approval to the United States Food and Drug Administration.

Principles of Consolidation – During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has commenced selling the EPN Scan in Europe and to a licensee for China, but has generated minimal revenues thus far from operations. Therefore, the Company has not yet achieved its planned level of operations. The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the three months ended March 31, 2016 and 2015. Additionally, the Company had a stockholders’ deficit as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully developing products that can be sold profitably, and in the near term successfully generating cash through financing and operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and ongoing operations. Additionally, the Company commenced selling the EPN Scan during the year ended December 31, 2014. However, there can be no assurance the Company will be successful in these efforts.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not be indicative of the results to be expected for the year ending December 31, 2016.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of March 31, 2016 and 2015, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended March 31,

	2016	2015
Warrants to purchase shares	1,423,211	1,423,211
Non-vested shares	152,483	635,567
Convertible debentures	3,045,192	3,253,279
Convertible notes	1,609,242	1,609,242

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  It is not anticipated that this update will have a material effect on the Company’s consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled for the EPN Scan which has received regulatory approval in Europe.  The Company has recorded these costs as inventory because regulatory approval has been received and management has determined that a future benefit is probable.  The cost of inventory also includes the costs of direct labor for the assembly of the EPN Scan and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Inventory valued at $10,193 was written off during the three months ended March 31, 2016 due to obsolescence and is reported as cost of revenues in the accompanying statement of operations. Inventory consists of the following:

	March 31,	December 31,
	2016	2015

Raw materials	$71,919	$76,925
Work in progress	63,035	58,376
Finished goods	154,665	106,595

Total inventory	289,619	241,896
Less carrying value of inventory not deemed to be a current asset	254,445	206,722

Inventory, included in current assets	$35,174	$35,174

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015

Accrued interest	$149,954	$115,627
Accrued payroll and payroll taxes	5,477	5,183
Accrued royalties	17,873	17,873

Total accrued liabilities	$173,304	$138,683

Note 4 –Short and Long-term Debt

Short and Long-term debt is summarized as follows:

	March 31,	December 31,
	2016	2015

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018; $162,500 was converted to stock during the three months ended March 31, 2016	$1,837,500	$2,000,000

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; due June 30, 2016	189,389	189,389

Related-party note payable; repaid during the three months ended March, 2016	-	25,000

Total long-term debt	3,233,820	3,421,320

Less: current portion	189,389	214,389

Long-term debt, net of current portion	$3,044,431	$3,206,931

Related-Party Note payable

During the three months ended the Company issued a note to a related-party for $30,000 which was then paid back along with interest and fees of $599.

Note Payable to a Relative of an Executive Officer

At March 31, 2016 and December 31, 2015, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note is due June 30, 2016.  The balance of accrued interest at March 31, 2016 and December 31, 2015 was $8,094 and $1,012, respectively.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of March 31, 2016 and December 31, 2015, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 6 – Common Stock

Private Placement of Common Stock of the Company

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company is offering a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000.  The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter.  The offering proceeds were being deposited into an escrow account until a minimum of 333,333 shares were sold for cash, at which time the proceeds were released to the Company.  As of March 25, 2016, 344,037 shares were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $463,450 from the offering.

Concurrently with the Private Placement Memorandum, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with the offering of common stock.  Pursuant to the Placement Agent Agreement, the Company will pay the Placement Agent a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering.  Pursuant to these provisions, with the release of shares described in the previous paragraph, the Company incurred a commission liability to the Placement Agent of $51,607 and is obligated to issue the Placement Agent 34,404 shares of common stock.  The Placement Agent will also receive an expense allowance of up to $10,000 to reimburse it for direct out-of-pocket costs related to the offering and the Escrow Agent was paid $1,000 for services in connection with the offering.

Common Stock Issued for Conversion of Debt

During March 2016, certain convertible debenture holders exercised their right and converted $162,500 of principal and $12,570 of accrued interest into common stock.  The Company issued 269,340 shares of common stock at $0.65 per share.

Common Stock Issued for Services

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. The Company values the non-vested shares of common stock based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements. The Company recognized stock-based compensation related to the vesting of shares issued to directors, officers and consultants for the three months ended March 31, 2016 and 2015 of $50,594 and $64,967, respectively.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Company’s non-vested shares as of March 31, 2016 and changes during the three months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2015	253,670	$0.50
Awarded	-	-
Vested	(101,187)	0.50

Balance at March 31, 2016	152,483	$0.50

As of March 31, 2016 there was $76,242 of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 0.4 years.

Total stock-based compensation expense from all sources for the three months ended March 31, 2016 and 2015, including stock-based compensation for the warrant discussed below in Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,

	2016	2015

Research and development expense	$73,931	$35,500
Selling, general and administrative expense	36,498	43,685

Total share-based compensation	$110,429	$79,185

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

The fair value of these two warrants was estimated using the Black-Scholes option pricing model.  The fair value of the warrant shares that vested during the six months ended December 31, 2014 was $0.285 per share.  The weighted-average assumptions used for the warrant shares that vested during the six months ended December 31, 2014 were risk-free interest rate of 1.75%, expected volatility of 66%, expected life of 5.2 years, and expected dividend yield of zero.  The fair value of the warrant shares that vested during the year ended December 31, 2015 was $0.402 per share.  The weighted-average assumptions used for the warrant shares that vested during the year ended December 31, 2015 were risk-free interest rate of 1.70%, expected volatility of 71%, expected life of 5.2 years, and expected dividend yield of zero. The fair value of the warrant shares that vested during the three months ended March 31, 2016 was $1.33 per share.  The weighted-average assumptions used for the warrant shares that vested during the three months ended March 31, 2016 were risk-free interest rate of 1.47%, expected volatility of 116%, expected life of 4.5 years, and expected dividend yield of zero.

The Company recognized $59,835 as share-based compensation and additional paid-in capital related to the vesting of warrant shares for the three months ended March 31, 2016.

A summary of warrant activity for the three months ended March 31, 2016 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2015	1,423,211	$0.54	7.3 years	$213,364
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at March 31, 2016	1,423,211	$0.54	7.1 years	$965,257

The intrinsic value at March 31, 2016 is calculated at $1.50 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 8 – Commitments and Contingencies

Consulting Representation Agreement

On January 1, 2016, the Company entered into a Consulting Representation Agreement with two consultants located in the European Union.  Pursuant to the Consulting Representation Agreement, the consultants have agreed to the completion of certain marketing milestones related to relationship development with key government and regulatory officials in the European Union and the introduction and marketing of the Company’s products to potential medical, clinical and hospital customers of the member states of the European Union.  Under the Consulting Representation Agreement, the Company is obligated to pay the consultants $70,000 per calendar quarter for the expenses.  The initial payment of $70,000 was paid to the consultants on January 4, 2016 for the expenses for the first quarter of 2016.  The Consulting Representation Agreement is subject to termination by either the Company or by the consultants upon 15 days’ written notice.  Additionally, as an inducement to launch the European market as market representatives without other commission receivable, the Consulting Representation Agreement provides that for a period of one year, the consultants may receive up to the value of the compensation margin (actual net revenue less all actual expense, including marketing expense) in shares of the Company’s common stock valued at $1.50 per share and paid at the earliest of termination of the Consulting Representation Agreement or December 31, 2016.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Agreement –Monthly rental payments under a non-cancelable lease are $3,787 for the initial year and will escalate by 2% per year to $3,940 in the third year.  If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Minimum lease commitments at March 31, 2016 for the remaining term of the lease are as follows:

Year ending March 31,
2017	$46,968
2018	15,759
Thereafter	-

Total	$62,727

Lease expense charged to operations for the three months ended March 31, 2016 and 2015 was $15,679 and $11,304, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At March 31, 2016 and December 31, 2015, accrued royalties under this license agreement total $17,873, respectively.

Note 9 – Other Related Party Transactions

During the quarter ended March 31, 2016, the Company has consulting agreements in place with two of the members of its board of directors.  The directors provide marketing and medical advisory services. One of the agreements was terminated during the three months ended March 31, 2016. The remaining consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason.  During the quarter ended March 31, 2016, the directors were paid a total of $235,000 under these agreements.

Note 10 – Subsequent Events

Subsequent to March 31, 2016, holders of convertible debentures with a face value of $167,150 converted their debentures and accrued interest of $13,480 into 277,893 shares of common stock.

The Company evaluated all subsequent events that occurred after the balance sheet date through May 16, 2016, the date its financial statements were available to be issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenues and Cost of Revenue.  During the three months ended March 31, 2016, we had no sales or licensee revenues as compared to $4,500 of licensee revenue for the three months ended March 31, 2015.  The 2015 revenue was a result of providing consulting services to our licensee in China.  These consulting services were not needed during 2016.  For the three months ended March 31, 2016, cost of sales includes the write-off of obsolete inventory during the quarter.  For the three months ended March 31, 2015, cost of revenues includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended March 31, 2016 were $726,186, compared to the total operating expenses for the three months ended March 31, 2015, of $351,155, representing an increase of $375,031.  This increase was due to 1) an increase of $189,237 for professional fees, principally for consulting services related to our increased clinical, regulatory, and business development activities; 2) an increase of $18,438 in travel costs also related to our increased clinical, regulatory, and business development activities; 3) an increase of $4,942 in other clinical expenses also related to our increased clinical activities; and 4) an increase in non-cash stock-based compensation of $32,244 that results based on the vesting arrangements of common stock and warrants that have been issued for services; 5) an increase of $130,170 in remaining operating expenses also related generally to our increased operational activities. These increased expenses were offset by 1) a decrease in non-cash expense of $11,000 for the provision for doubtful accounts for accounts receivable based on management’s estimates of the collectability of accounts receivable at each reporting date.  Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense).  Other income (expense) amounted to net expense of $71,721 for the three months ended March 31, 2016, as compared to net expense of $69,187 for the three months ended March 31, 2015.  Other income (expense) for the three months ended March 31, 2016 consists of interest expense of $71,721.  Other income (expense) for the three months ended March 31, 2015 consists of interest expense of $40,418 and a foreign currency exchange loss of $28,769.

The increase in interest expense during the three months ended March 31, 2016 principally relates to the interest accrued on the Convertible Debentures.  Otherwise, interest expense represents interest accrued on the notes to a former director and to a relative of an executive officer.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date.  The foreign currency exchange losses of $28,769 for the three months ended March 31, 2015 are the result of the changes in the exchange rates of Euros and Swiss Francs during the three-month period ended on March 31, 2015.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2016 and 2015:

	March 31,
	2016	2015

Cash	$203,799	$917,039

Current assets	$264,759	$1,304,046
Current liabilities	(461,928)	(898,095)

Working capital (deficit)	$(197,169)	$405,951

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

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our EPN Scan.  The funds required for the United States market launch are estimated to be approximately $4.0 million.  Funds for this purpose, and for ordinary operations, are expected to be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities. During the fourth quarter of 2015, we commenced a private placement offering with a minimum of 333,333 shares or a maximum of 3,500,000 shares of common stock at a purchase price of $1.50 per share.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed.  During the three months ended March 31, 2016, conditions for the minimum offering were met and the company issued 344,037 shares of stock for proceeds of $463,450.  We have no existing commitment to provide working capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and may be required to pay a high price for capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing.  As of March 31, 2016, our outstanding debt financing includes the following borrowing arrangements.

Convertible Debentures

In February 2015, we commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000.  As of April 30, 2015, we had completed the offering and issued Convertible Debentures totaling $2,000,000.  The Convertible Debentures bear interest at the rate 8% per annum commencing on the issuance date in April 2015.  Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of our common stock at a conversion price of $0.65 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.  During the three months ended March 31, 2016, $162,500 of these debentures along with $12,570 of accrued interest were converted to common stock.

Note Payable to a Relative of an Executive Officer

At March 31, 2016, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all of our assets and bears interest at 15% per annum and is due June 30, 2016.  The balance of accrued interest on this note at March 31, 2016 was $8,094.

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015 is as follows:

	March 31,
	2016	2015

Operating activities	$(686,177)	$(320,055)
Investing activities	-	-
Financing activities	438,450	1,233,050

Net increase (decrease) in cash	$(247,727)	$912,995

Operating Activities

For the three months ended March 31, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $126,528 included in our net loss for stock-based compensation, depreciation, and loss on inventory obsolescence.  For the three months ended March 31, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $69,092 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts.

Investing Activities

During the three months ended March 31, 2016 and 2015, respectively, the Company had no activities classified as investing activities.  We currently estimate the amount of capital expenditures for the year ending December 31, 2016 to be approximately $150,000.

Financing Activities

During the three months ended March 31, 2016, cash flows from financing activities totaled $438,450, related to 1) proceeds of $463,450 from the issuance of 344,037 shares of common stock, 2) proceeds of $30,000 from related party debt, 3) repayments of $55,000 of principal on related party debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure; provided, however, as of March 31, 2016, the following material weakness in our internal controls and proceeds existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company commenced an offering of a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000.  The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter.    The Company has engaged ACAP Financial Inc. as placement agent with respect to the offering and is obligated to pay a fee equal to 10% of gross sales proceeds and cash, plus one share of common stock for each 10 shares sold in the offering.  Through May 15, 2016, including previously reported sales, the Company has sold 344,037 shares of common stock in the offering.

The offer and sale of such shares of common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and as set forth in Rule 506(b) under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there has been no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	By-Laws(1)
10.1	Continuing Representation Agreement dated January 1, 2016 with Franco Papa and Mathias Lang Ph.D.
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

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

FRESH MEDICAL LABORATORIES, INC.

May 16, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

May 16, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)