Form 10-Q
period 2016-09-30
FRESH MEDICAL LABORATORIES, INC.
filed 2016-11-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2016, the issuer had 22,810,870 shares of Common Stock, $0.001 par value, outstanding.

FRESH MEDICAL LABORATORIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$41,236	$451,526
Accounts receivable, net of allowance for doubtful accounts of $0 and $194,467, respectively	-	-
Inventory	35,174	35,174
Prepaid expenses	3,556	30,520
Total Current Assets	79,966	517,220

Inventory, noncurrent	358,908	206,722
Property and equipment, net of accumulated depreciation	88,823	106,541
Intangible assets, net of accumulated amortization	168,129	175,300

Total Assets	$695,826	$1,005,783

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$328,155	$97,849
Accrued liabilities	240,896	138,683
Related-party notes payable	155,000	25,000
Current Note Payable	32,000	189,389
Total Current Liabilities	756,051	450,921

Long-Term Liabilities
Note Payable	189,389	-
Convertible notes payable	1,206,931	1,206,931
Convertible debentures	1,282,050	2,000,000
Total Long-Term Liabilities	2,678,370	3,206,931

Total Liabilities	3,434,421	3,657,852

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 23,477,787 shares and 21,525,126 shares issued and outstanding, respectively	23,479	21,525
Additional paid-in capital	12,634,261	10,636,583
Accumulated deficit	(15,396,335)	(13,310,177)
Total Stockholders' Equity (Deficit)	(2,738,595)	(2,652,069)

Total Liabilities and Stockholders' Equity (Deficit)	$695,826	$1,005,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Revenue	$-	$10,450	$-	$19,450

Total revenue	-	10,450	-	19,450

Cost of revenue	-	7,763	10,193	15,563

Gross margin	-	2,687	(10,193)	3,887

Operating expenses:
Research and development expense	241,809	389,851	806,052	877,552
Selling, general and administrative expense	360,172	398,218	1,065,631	836,974
Total operating expenses	601,981	788,069	1,871,683	1,714,526

Loss from operations	(601,981)	(785,382)	(1,881,876)	(1,710,639)

Other income (expense):
Interest expense	(65,526)	(79,004)	(204,282)	(193,412)
Foreign currency exchange gain (loss), net	-	(2,331)	-	(22,287)
Total other income (expense)	(65,526)	(81,335)	(204,282)	(215,699)

Net loss	$(667,507)	$(866,717)	$(2,086,158)	$(1,926,338)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.10)

Weighted-average common shares outstanding, basic and diluted	22,964,764	20,448,611	22,349,903	20,013,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fresh Medical Laboratories, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,086,158)	$(1,926,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	24,889	6,767
Stock-based compensation	302,590	238,765
Obsolete inventory	10,193	-
Stock issued for services	29,651	-
Provision for Doubtful Accounts	-	47,815
Change in assets and liabilities:
Accounts receivable	-	50,711
Inventory	(162,379)	1,092
Prepaid expenses	26,964	5,384
Accounts payable	230,306	(6,235)
Accrued Liabilities	169,430	(121,560)
Net cash flows from operating activities	(1,454,514)	(1,703,599)

Cash flows from investing activities:
Payments for property and equipment	-	(62,619)
Net cash flows from investing activities	-	(62,619)

Cash flows from financing activities:
Issuance of common stock for cash	882,224	807,960
Proceeds from issuance of convertible debentures	-	2,000,000
Payments on convertible notes payable	-	(40,000)
Payments on notes payable	-	(29,536)
Proceeds from notes payable	32,000	-
Proceeds from related party debt	185,000	-
Payments on related party debt	(55,000)	-
Net cash flows from financing activities	1,044,224	2,738,424

Net increase (decrease) in cash	(410,290)	972,206
Cash at beginning of period	451,526	4,044
Cash at end of period	$41,236	$976,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,744	$309,658
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$785,167	$61,935
Stock issued to placement agent	$66	$-

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has commenced selling the EPN Scan in Europe and to a licensee for China, but has generated minimal revenues thus far from operations. Therefore, the Company has not yet achieved its planned level of operations. The Company has incurred substantial and recurring losses to date from operations, and has used cash in its operating activities during the nine months ended September 30, 2016 and 2015. Additionally, the Company had a stockholders’ deficit as of September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 may not be indicative of the results to be expected for the year ending December 31, 2016.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.  As of September 30, 2016 and 2015, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three and Nine Months Ended
	September 30,
	2016	2015
Warrants to purchase shares	1,423,211	1,423,211
Non-vested shares	10,871	505,634
Convertible debentures	2,204,068	3,076,923
Convertible notes	1,641,692	-

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

Note 2 – Inventory

Inventory valued at $10,193 was written off during the nine months ended September 30, 2016 due to obsolescence and is reported as cost of revenues in the accompanying statement of operations. Inventory consists of the following:

	September 30,	December 31,
	2016	2015

Raw materials	$93,792	$76,925
Work in progress	49,146	58,376
Finished goods	251,144	106,595

Total inventory	394,082	241,896

Less carrying value of inventory not deemed to be a current asset	358,908	206,722

Inventory, included in current assets	$35,174	$35,174

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015

Accrued interest	$203,798	$115,627
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	19,225	5,183

Total accrued liabilities	$240,896	$138,683

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 –Short and Long-term Debt

Short and Long-term debt is summarized as follows:

	September 30,	December 31,
	2016	2015

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018; $717,950 was converted to stock during the nine months ended September 30, 2016	$1,282,050	$2,000,000

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; due June 30, 2018	189,389	189,389

Note payable; interest at 10.00% per annum; due December 24, 2016	32,000	-

Short term related-party bridge loans; unsecured; interest at 8-10% per annum; due December 24, 2016	155,000	-

Related-party note payable; interest at 8%; due August 31, 2016	-	25,000

Total long-term debt	2,865,370	3,421,320

Less: current portion	187,000	214,389

Long-term debt, net of current portion	$2,678,370	$3,206,931

During the nine months ended , notes totaling $187,000 were due. Subsequent to September 30, 2016, these notes were extended until December 24, 2016.

Related-Party Note payable

During the nine months ended September 30, 2016 the Company issued notes to related parties for $185,000. Also during the nine months ended September 30, 2016 $55,000 of the related party notes were paid back along with interest and fees of $599.

Note Payable to a Relative of an Executive Officer

At September 30, 2016 and December 31, 2015, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was extended on June 30, 2016 and is now due September 30, 2018. The balance of accrued interest at September 30, 2016 and December 31, 2015 was $21,326 and $1,012, respectively.  As part of the extension of the due date, the Company analyzed the note and determined that the change in due date did not qualify as a debt modification under generally accepted accounting principles and accordingly, moved the note to long-term.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Common Stock

Private Placement of Common Stock of the Company

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company is offering a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000.  The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”.  The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter.  The offering proceeds were being deposited into an escrow account until a minimum of 333,333 shares were sold for cash, at which time the proceeds were released to the Company.  During the nine months ended September 30, 2016, 659,038 shares were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $882,224 from the offering.

Concurrently with the Private Placement Memorandum, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with the offering of common stock.  Pursuant to the Placement Agent Agreement, the Company will pay the Placement Agent a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering.  Pursuant to these provisions, with the release of shares described in the previous paragraph, the Company incurred commission fees to the Placement Agent of $106,334 and is obligated to issue the Placement Agent 65,905 shares of common stock.  The Placement Agent will also receive an expense allowance of up to $10,000 to reimburse it for direct out-of-pocket costs related to the offering and the Escrow Agent was paid $1,000 for services in connection with the offering. Legal fees of $6,478 were also paid in connection with the offering

Common Stock Issued for Conversion of Debt

During the nine months ended September 30, 2016, certain convertible debenture holders exercised their right and converted $717,950 of principal and $67,217 of accrued interest into common stock.  The Company issued 1,207,951 shares of common stock at $0.65 per share.

Common Stock Issued for Services

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. During the nine months ended September 30, 2016, the Company recognized $121,400 in stock compensation expense related to the amortization of this deferred compensation.

In addition, during the nine months ended September 30, 2016, the Company issued 19,767 shares of common stock with a total value of $29,651 to two consultants for services rendered.

The Company recognized stock-based compensation related to the shares issued to directors, officers and consultants for the nine months ended September 30, 2016 and 2015 of $332,241 and $238,765, respectively.

A summary of the status of the Company’s non-vested shares as of September 30, 2016 and changes during the nine months then ended, is presented below:

	Non-vested
	Shares of	Weighted
	Common	Average
	Stock	Fair Value

Balance at December 31, 2015	253,670	$0.50
Awarded	-	-
Vested	(242,799)	0.50

Balance at September 30, 2016	10,871	$0.50

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2016 there was $10,871 of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 0.3 years.

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2016 and 2015, including stock-based compensation for the warrant discussed below in Note 6, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Research and development expense	$79,915	$41,343	$227,392	$112,501
Selling, general and administrative expense	30,854	38,894	104,849	126,264

Total share-based compensation	$110,769	$80,237	$332,241	$238,765

Note 6 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values non-vested warrants based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements. The fair value of warrants was estimated using the Black-Scholes option pricing model.  The fair value of the warrant shares that vested during the nine months ended September 30, 2016 was $1.34 per share. The weighted-average assumptions used for the warrant shares that vested during the nine months ended September 30, 2016 were risk-free interest rate of 1.29%, expected volatility of 121%, expected life of 4.5 years, and expected dividend yield of zero. The fair value of the warrant shares that vested during the year ended December 31, 2015 was $0.402 per share.  The weighted-average assumptions used for the warrant shares that vested during the year ended December 31, 2015 were risk-free interest rate of 1.70%, expected volatility of 71%, expected life of 5.2 years, and expected dividend yield of zero. The Company recognized $181,190 and $50,113 as share-based compensation and additional paid-in capital related to the vesting of warrant shares for the nine months ended September 30, 2016 and 2015 respectively.  The Company recognized $60,905 and $21,519 as share-based compensation related to the vesting of warrant shares for the three months ended September 30, 2016 and 2015, respectively.

A summary of warrant activity for the nine months ended September 30, 2016 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2015	1,423,211	$0.54	7.3 years	$213,364
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at September 30, 2016	1,423,211	$0.54	6.6 years	$1,055,257

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The intrinsic value at September 30, 2016 is calculated at $1.50 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 7 – Commitments and Contingencies

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

Lease Agreement –Monthly rental payments as of September 30, 2016 are $3,940 per month.  If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Minimum lease commitments at September 30, 2016 for the remaining term of the lease are as follows:

Year ending September 30,
2017	$39,397
Thereafter	-

Total	$39,397

Lease expense charged to operations related to this agreement for the nine months ended September 30, 2016 and 2015 was $34,917 and $36,907, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology.  At September 30, 2016 and December 31, 2015, accrued royalties under this license agreement total $17,873, respectively.

Note 8 – Other Related Party Transactions

During the nine months ended September 30, 2016, the Company has consulting agreements in place with two of the members of its board of directors. The directors provide marketing and medical advisory services. One of the agreements was terminated during the nine months ended September 30, 2016. The remaining consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason. During the nine months ended September 30, 2016, the directors were paid a total of $135,000 under these agreements.

Fresh Medical Laboratories, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Subsequent Events

Subsequent to September 30, 2016, 88,001 shares of common stock were issued for $132,002 cash as well as 8,800 shares of common stock were issued to the placement agent.

The Company evaluated all subsequent events that occurred after the balance sheet date through November 14, 2016, the date its financial statements were available to be issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in the financial statements.

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

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenues and Cost of Revenue. During the three months ended September 30, 2016, we had no revenues as compared to $10,450 of revenue for the three months ended September 30, 2015. The 2015 revenue was a result of providing consulting services to our licensee in China. These consulting services were not needed during 2016. For the three months ended September 30, 2016, there was no cost of revenues. For the three months ended September 30, 2015, cost of revenues includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended September 30, 2016 were $601,981, compared to the total operating expenses for the three months ended September 30, 2015, of $788,069, representing a decrease of $186,088. This decrease was due to 1) a decrease of $84,009 in travel costs related to our decreased regulatory and business development activities; 2) a decrease of $79,291 for professional fees also related to our decreased regulatory and business development activities; and 3) a net decrease of $40,271 in remaining operating expenses also related generally to our decreased operational activities. These decreased expenses were offset by an increase of $17,483 for payroll expenses, principally for consulting services related to our increased clinical and production activities. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $65,526 for the three months ended September 30, 2016, as compared to net expense of $81,335 for the three months ended September 30, 2015. Other income (expense) for the three months ended September 30, 2016 consists of interest expense of $65,526. Other income (expense) for the three months ended September 30, 2015 consists of interest expense of $79,004 and a foreign currency exchange loss of $2,331.

The decrease in interest expense during the three months ended September 30, 2016 principally relates to several Convertible Debentures being converted during the period. Otherwise, interest expense represents interest accrued on the remaining Convertible Debentures as well as notes to a former director and to a relative of an executive officer.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date. The foreign currency exchange losses of $2,331 for the three months ended September 30, 2015 are the result of the changes in the exchange rates of Euros and Swiss Francs during the three-month period ended on September 30, 2015.

Nine months Ended September 30, 2016 compared to the Nine months Ended September 30, 2015

Revenues and Cost of Revenue. During the nine months ended September 30, 2016, we had no revenues as compared to $19,450 of revenue for the nine months ended September 30, 2015. The 2015 revenue was a result of providing consulting services to our licensee in China as well as selling two EPN scan units to our licensee in China pursuant to the pricing provisions of our license. The consulting services were not needed and no EPN scan units were sold during 2016. For the nine months ended September 30, 2016, cost of revenues of $10,193 represented old inventory that was written off for accounting purposes. For the nine months ended September 30, 2015, cost of revenues of $15,563 includes the cost of direct materials and labor for the assembly of the units, other indirect costs related to the purchase and assembly of inventory, plus the accrual of royalties under our technology license agreement.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the nine months ended September 30, 2016 were $1,871,683, compared to the total operating expenses for the nine months ended September 30, 2015 of $1,714,526, representing an increase of $157,157. This increase was due to 1) an increase of $78,863 in professional fees related to our clinical, regulatory, and business development activities; 2) an increase in non-cash stock-based compensation of $63,825 that results based on the vesting arrangements of common stock and warrants that have been issued for services; 3) an increase of $100,357 in payroll expenses, and 4) a net increase of $35,654 in remaining operating expenses also related generally to our increased operational activities. These increased expenses were offset by 1) a decrease of $73,727 for traveling expense, principally for consulting services related to our decreased clinical, regulatory, and business development activities; and 2) a decrease of $47,815 for the provision for doubtful accounts for accounts receivable based on management’s estimates of the collectability of accounts receivable at each reporting date. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

Other income/(expense). Other income (expense) amounted to net expense of $204,282 for the nine months ended September 30, 2016, as compared to net expense of $215,699 for the nine months ended September 30, 2015. Other income (expense) for the nine months ended September 30, 2016 consists of interest expense of $204,282. Other income (expense) for the nine months ended September 30, 2015 consists of interest expense of $193,412 and a foreign currency exchange loss of $22,287. The increase in interest expense during the nine months ended September 30, 2016 principally relates to several new Convertible Debentures accruing interest.

Accounts receivable for sales of the EPN Scan units and test kits in Europe are denominated in Euros and Swiss Francs, and translated into U.S. Dollars at the date of each sale and at each balance sheet date. The foreign currency exchange losses of $22,287 for the nine months ended September 30, 2015 are the result of the changes in the exchange rates of Euros and Swiss Francs during the nine-month period ended on September 30, 2015.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2016 and 2015:

	September 30,
	2016	2015

Cash	$41,236	$976,250

Current assets	$79,966	$1,246,567
Current liabilities	(756,051)	(978,853)

Working capital (deficit)	$(676,085)	$267,714

In June 2014, the FDA informed us that 510(k) clearance would not be available to the Company for its EPN Scan device and indicated that a 510(k) de novo petition may be an appropriate pathway to approval due to the novel technology and indication used in the device based upon section 513(a)(1) of the Food, Drug and Cosmetic Act. The enhanced 510(k) de novo petition was prepared and submitted to the FDA for review in 2014. On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to address the remaining issues as soon as practicable. The Company has established a budget and is seeking the funding required to satisfy the additional request. The nature and scale of any additional requests, if any, are unknown, and will not be known until the FDA makes a definitive response to a new 510(k) de novo petition pending that we will file when we believe that we have addressed the FDA’s comments.

If we obtain FDA clearance to market in the United States of America, we plan to convert U.S. hospitals with existing investigational placements of our diagnostic to commercial installations selling our EPN Scan. The funds required for the United States market launch are estimated to be approximately $4.0 million. Funds for this purpose, and for ordinary operations, may be obtained in part through the sales of our products and services in Europe but primarily from the sale of debt and equity securities. During the fourth quarter of 2015, we commenced a private placement offering with a minimum of 333,333 shares or a maximum of 3,500,000 shares of common stock at a purchase price of $1.50 per share. The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed. During the nine months ended September 30, 2016, conditions for the minimum offering were met and the company issued 659,038 shares, and received net proceeds of $882,224 from the offering. We have no existing commitment to provide working capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and may be required to pay a high price for capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of September 30, 2016, our outstanding debt financing includes the following borrowing arrangements.

Convertible Debentures

As of April 30, 2015, we had completed an offering and issued Convertible Debentures totaling $2,000,000. The Convertible Debentures bear interest at the rate 8% per annum commencing on the issuance date in April 2015. Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of our common stock at a conversion price of $0.65 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. During the nine months ended September 30, 2016, $717,950 of these debentures along with $67,217 of accrued interest were converted to common stock.

Note Payable to a Relative of an Executive Officer

At September 30, 2016, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all of our assets and bears interest at 15% per annum and is due June 30, 2018. The balance of accrued interest on this note at September 30, 2016 was $22,337.

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 is as follows:

	September 30,
	2016	2015

Operating activities	$(1,454,514)	$(1,703,599)
Investing activities	-	(62,619)
Financing activities	1,044,224	2,738,424

Net increase (decrease) in cash	$(410,290)	$972,206

Operating Activities

For the nine months ended September 30, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $367,323 included in our net loss for stock-based compensation, depreciation, stock issued for services, and loss on inventory obsolescence. For the nine months ended September 30, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $293,347 included in our net loss for stock-based compensation, depreciation, and provision for doubtful accounts.

Investing Activities

During the nine months ended September 30, 2016, the Company had no activities classified as investing activities. Net cash used in investing activities during the nine months ended September 30, 2015 was $62,619, and was for the purchase of property and equipment. We currently estimate the amount of capital expenditures for the year ending December 31, 2016 to be approximately $150,000.

Financing Activities

During the nine months ended September 30, 2016, cash flows from financing activities totaled $1,044,224, related to 1) proceeds of $882,224 from the issuance of 659,038 shares of common stock, 2) proceeds of $185,000 from related party debt, 3) proceeds of $32,000 from debt, and 4) repayments of $55,000 of principal on related party debt.

During the nine months ended September 30, 2016, notes totaling $187,000 were due. These notes were extended until December 24, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure; provided, however, as of September 30, 2016, the following material weakness in our internal controls and procedures existed:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company is offering a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock at a purchase price of $1.50 per share, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000. The shares are being offered to a limited number of prospective investors who qualify as “accredited investors”. The shares are being offered on a “best efforts, all-or-none” basis for the first 333,333 shares subscribed for and on a “best efforts” basis thereafter. The offering proceeds were being deposited into an escrow account until a minimum of 333,333 shares were sold for cash, at which time the proceeds were released to the Company. During the nine months ended September 30, 2016, 659,038 shares were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $882,224 from the offering.

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

FRESH MEDICAL LABORATORIES, Inc.

November 14, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

November 14, 2016	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Financial Officer (Principal Financial Officer)