Form 10-K
period 2016-12-31
PROLUNG INC
filed 2017-04-17
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

000-54600
(Commission File No.)

PROLUNG, INC. (FORMERLY FRESH MEDICAL LABORATORIES, INC.)
(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

757 East South Temple, Suite 150 Salt Lake City, Utah 84012
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (801) 736-0729

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated Filer .	Smaller reporting Company X . Emerging Growth Company X .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES      . NO  X .

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2016 was approximately $13,367,160, based upon 22,620,078 shares held by non-affiliates and an assumed fair market value of $0.88 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the last private purchase of the Company’s common stock prior to June 30, 2016. Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 17, 2017, the Registrant had 25,659,409 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

INDEX TO FORM 10-K

PART I

1

Item 1. Business

1

Item 1A. Risk Factors

10

Item 1B. Unresolved Staff Comments

18

Item 2. Properties

18

Item 3. Legal Proceedings

19

Item 4. Mine Safety Disclosures.

19

PART II

20

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

20

Item 6. Selected Financial Data

21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

26

Item 8. Financial Statements and Supplementary Data

27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

27

Item 9A. Controls and Procedures

27

Item 9B. Other Information

28

PART III

29

Item 10. Directors, Executive Officers and Corporate Governance

29

Item 11. Executive Compensation

32

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

34

Item 13. Certain Relationships and Related Transactions, and Director Independence

35

Item 14. Principal Accounting Fees and Services

36

PART IV

37

Item 15. Exhibits, Financial Statement Schedules

37

iii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2016 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

In this filing, ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) and its consolidated subsidiary are referred to as “ProLung” in addition to as the “Company” versions of “we” or “us.” Current and all granted trademarks include ProLungdx®, Fresh Medical Laboratories®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner (EPN Scan)® and EPN Scanner®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

ProLung is developing, and commercializing its predictive analytic lung cancer risk test, which it refers to as the “Electro Pulmonary Nodule Scan,” “EPN Scan,” or “the ProLung Test.” The ProLung Test was developed to accelerate the assessment of malignancy in lung abnormalities or lesions found in the chest by Computed Tomography (“CT”) scan. Time is of the essence for these patients and their families as they may have to wait from three months to three and one half years to assess the risk of malignancy. Because lung biopsies are invasive and lung surgery may be life threatening, physicians, patients and insurance companies delay biopsies and the therapies until the risk of malignancy is greater than 50%. For these patients, the delay reduces the potential treatment window and causes mental trauma.

The ProLung Test can be administered as soon as the lesion is identified by CT, without waiting, and may provide a much faster pathway to biopsy and therapy or relaxed watchful waiting. The ProLung Test is non-invasive, immediate, painless and non-radiating. It costs a fraction of repeat CT studies and requires as little as 30 minutes. Most importantly, it may eliminate the anguish of waiting for these patients and accelerate their access to therapy.

In the United States, a dramatic change in the early detection of lung lesions is underway. Beginning in 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. In February 2015, the U.S. Center for Medicare and Medicaid Service announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure is increasing the number of individuals with suspicious findings in the lung that may be candidates for the ProLung Test.

In May 2013, ProLung received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner. This marking is regulatory approval that clears the marketing and sale of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states. ProLung has tested a total of 150 patients in Italy, Switzerland and Germany and has the opportunity to develop its European market following U.S. FDA approval and the practice of widespread lung cancer screening.

In the United States, ProLung submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. In February, 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent meetings with the FDA, ProLung succeeded in reducing the number of concerns and was asked to complete an additional study. As of April 2017, 335 of a 350 patient study have been enrolled. Before the FDA can grant approval of our application, we must resubmit the application with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future.

From inception to date, we have generated limited revenues. We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

The address of our principal executive office is:

ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.)

Attention: Chief Executive Officer

757 East South Temple, Suite 150

Salt Lake City, Utah 84102

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@ProLungInc.com.

Our website may be viewed at www.ProLungInc.com. Information included in our website is not a part of this Report.

Company Overview

The Company was incorporated on November 19, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company began operations and changed its name to Fresh Medical Laboratories, Inc., and in April 2017, the Company changed its name to ProLung, Inc.

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to include the use certain BMC technology in the development of a medical device.

ProLung is a clinical company. Our expertise is managing lung cancer innovation. Our focus is to develop, market, and sell precision predictive analytical devices for a life-threatening disease. Our mission is to make a difference in time for underserved lung cancer patients.

If and when the Company has the required regulatory approvals, we plan to make, market and sell the ProLung Test in the U.S. market, in the European market, Latin American market, the Chinese market as well as other international markets.

Lung Cancer Market Summary

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

Lung Cancer Incidence and Mortality

	New Cases	Deaths
United States[2]	222,500	155,870
European Union[3]	313,000	268,000
China[4]	653,000	597,000
World[5]	1,825,000	1,590,000

Lung cancer patients face median five-year survival rates of only 16 percent (compared to 93 percent for breast cancer and 100 percent for prostate cancer)6. Survival rates of lung cancer lags behind that of other cancer sites due to a lack of early and effective detection, and a challenging biopsy. A significant amount of time is required to assess the risk under current guidelines. Should innovation reduce the time required for assess the risk of malignancy, lung cancer mortality would approach that of other cancer sites. In those instances when lung cancer was detected in its earliest stage, five year survive improves by 38%. Experts project that with accurate and early diagnosis, five-year survival could approach 80 percent.7

____________________________

1American Cancer Society, http://www.cancer.org/Cancer/LungCancer-SmallCell/OverviewGuide/lung-cancer-small-cell-overview-key-statistics (last visited Mar. 23, 2016).

2https://cancerstatisticscenter.cancer.org/#/cancer-site/Lung%20and%20bronchus (last viewed 13 April 2017)

3GLOBOCAN 2012, International Agency for Research on Cancer (IARC), https://globocan.iarc.fr/Pages/fact_sheets_cancer.aspx (last viewed 13 April 2017).

4Ibid.

5Ibid.

6JemalAhmedin et al., Cancer Statistics 2010, 60 Cancer Journal for Clinicians 5 (2010).

7Annals of Oncology, Volume 21, Issue suppl. 5 pp. v103-v115.

U.S. Market – potential market of 24 million patients

Americans at high risk:

Region	Population (in millions)	At high risk[13] (in millions)	Market Channel
United States	319	123	Direct & Indirect

Symptomatic:

Each year 225,560 are diagnosed with lung cancer. Approximately 90 percent of lung cancer patients are symptomatic at presentation (~200,250).8

Asymptomatic /Incidental:

In addition, an estimated 13.5 million chest CT scans are performed annually, primarily for other purposes, of which 18 percent reveal incidental non-calcified solitary pulmonary nodules resulting in an estimated 2.4 million patients without lung cancer symptoms whose indeterminate masses require follow-up.9

Lung Cancer Screening:

The Centers for Disease Control and Prevention (“CDC”) estimates that there are 123 million Americans at risk of lung cancer (96 million current and former smokers plus 27 million exposed to carcinogenic agents at home or in industry).10 In the National Lung Cancer Screening Trial of 53,454 patients, approximately 24% of the CT scans performed were positive revealing a lung nodule suspicious for lung cancer that required follow-up.11 CT screening was recommended by the U.S. Preventative Services Task Force on December 31, 2013 and Medicare began to pay for lung cancer screening on February 5, 2016. If the approximate 100 million Americans at high risk for lung cancer received a low dose CT screen approximately 24% (24 million) Americans may reveal lung nodules requiring follow up and these patients would be eligible to receive the EPN Scan.

In the U.S., 12 hospital groups are currently involved in ProLung’s EPN Scan in lung cancer research, and we have plans to expend to an additional two hospitals and clinics for pre and post market related research. Assuming that our 510(k) de Novo FDA clearance is granted, of which there can be no assurance, we plan to transition hospitals involved in research to commercial placements of the EPN Scan System and consumable test kit.

European Market

The European Union and European Free Trade Association Countries represent 510 million individuals and 31 member states. Europe has some of the highest smoking prevalence of any region in the world which has led to a high prevalence of lung cancer. In 2012, the World Health Organization estimates that 313,000 individuals died from lung cancer and that more than 410,000 cases were diagnosed in the European Union. According to the International Association for the Study of Lung Cancer, lung cancer rates in Europe will outreach other leading cancers. Among European women in particular, it is estimated lung cancer rates might reach or outnumber those of breast cancer with predicted lung cancer rates rising 9 percent to 14/100,000 in 2015, while other cancer rates are trending downward.

Following the publication of the National Lung Screening Trial (2010) in the United States, multiple studies are underway in Europe to confirm benefits of low-dose computed tomography (LDCT) screening for lung cancer in the European population. In December 2015, the United Kingdom Lung Screening Trial (UKLS) published results indicating a 73% increase in five-year survivability if high risk patients received LDCT lung cancer screening. Multiple European lung cancer screening trials are expected to reach conclusion and publication in the coming year, further laying the groundwork for implementation of national lung cancer screening programs.

__________________

8Tan W. Winston, Medscape, http://emedicine.medscape.com/article/279960-clinical (last visited March 30, 2016).

9Hlatky C. Ibarren et al., Incidental Pulmonary Nodules on Cardiac Computed Tomography: Prognosis and Use, 121 Am. J. Med. 989–96 (2008).

10CDC: Cigarette Smoking Among Adults US 2007 (2008),www.cdc.gov(last visited March 14, 2016).

11Reduced Lung-Cancer Mortality with Low-Dose Computed Tomographic Screening. The New England Journal of Medicine. August 4, 2011 vol. 365 no. 5

It is estimated that 26% of Europeans smoke, or approximately 133 million individuals who are at high-risk of lung cancer. According to rates in the published National Lung Screening Trial (2010), over 30 million these individuals will have an indeterminate lung nodule and require follow up to determine the risk of malignancy. As the number of individuals with indeterminate lung nodules continues to increase in Europe, risk stratification tools such as the ProLung Test are needed to close the gap between discovery of a nodule and the determination of malignancy. When European nations begin to implement lung cancer screening programs, millions more of these individuals will become candidates for the ProLung Test.

ProLung has regulatory approval for the European Union and European Free Trade Association Countries. On May 10, 2013, the EPN Scan was assessed and certified as meeting the requirements of Directive 93/42/EEC on medical devices The European regulatory authorities have the right to audit periodically and on a random basis, our compliance with European Directives. The Company has maintained audit-tested compliance with the ISO 13485 quality system requirements for more than three years. In Europe, the ProLung predictive analytic device is indicated for use in patients who have undergone CT in which a pulmonary lesion of indeterminate significance has been detected. We are marketing the EPN Scan for use as an aid in the risk stratification of such patients for the presence of lung cancer.

In January 2016, we initiated an Italian registry and enrolled 150 patients who received the EPN Scan at four leading Italian cancer centers. Released results were comparable to those of published trials. Further commercial testing is underway at clinics in Germany and Switzerland.

China Market – potential market of 90 million patients

According to the World Health Organization, the number of smokers is steadily growing in China and increasing at higher rates than any other region. One in three of the world’s cigarettes is smoked in China. The average Chinese smoker consumes 22 cigarettes per day. This is nearly a 50% increase from 1980. Overall, more cigarettes are smoked in China than in the next top 29 cigarette-consuming countries combined. Lung cancer is epidemic in China with 653,000 deaths due to lung cancer and an estimated 597,000 news cases of lung cancer. The World Health Organization estimates that the annual lung cancer mortality rate in China may reach 1 million by 2025. In addition, air pollution presents a significant environmental hazard in China’s many industrial zones and is contributing to the rise of lung cancer prevalence. Air pollution, occupational exposure and an estimated smoking population of over 400 million people will ensure that lung cancer is a public health crisis in China for decades to come.

The government smoking cessation campaign and subsequent intervention are poorly funded and weakly enforced. The political reality is that certain provincial governments are somewhat dependent upon state-owned tobacco sales and taxation. However, despite these challenges, the Government is collaborating with medical leadership in pulmonology and radiology to study low-dose CT screening for earlier detection of lung cancer. The Government has also sponsored economic studies to investigate the reimbursement of lung cancer screening in the health insurance system. Today, asymptomatic lung cancer is detected in the hospital emergency room when looking for something else. Future implementation of a lung cancer screen will create a greater need for a risk stratification test such as the ProLung Test.

It is estimated that 28% percent of the 1.3 billion person Chinese populations smokes, including over 50% of the Chinese male population. This creates a high-risk population of over 400 million individuals who are at-risk for lung cancer. According to rates in the published National Lung Screening Trial (2010), approximately 90 million individuals of this at-risk population will have an indeterminate pulmonary lesion and require follow up to determine the risk of malignancy. As the number of individuals with indeterminate lung nodules continues to increase in China, risk stratification tools such as the ProLung Test will be needed to close the gap between discovery of a nodule and the determination of malignancy. This clinical need for risk stratification will be multiplied if a lung cancer screening program is implemented in the Chinese healthcare system.

We have licensed a Chinese entity the non-exclusive rights to sell ProLung products in China provided that the licensee does not export from China. We offer limited clinical and training support and are entitled to a royalty of seven percent of the licensee’s revenue. Our involvement with the licensee is not expected to require additional investment by ProLung and ProLung has the right to license its technology to other parties.

In February 2014, the Chinese licensee received approval to manufacture, but not to market or sell the device in China as a lung cancer risk stratification device in Wuxi near Shanghai. On March 15, 2015, the licensee entered clinical trials at two prominent hospitals for the purpose of seeking regulatory approval to market and sell ProLung’s EPN Scan in China. The licensee has since expanded the trial to two additional premier cancer hospitals.

Latin American Market – potential market of 25 million patients

Latin America, the original producer and consumer of tobacco, has exported tobacco consumption across the globe in only 6 centuries. Nearly 10% of the world’s smokers live in Latin America (i.e., more than 120 million). The World Health Organization estimates that half of these smokers will suffer premature tobacco-related illness and death. The average per person cigarette consumption among smokers in Latin American countries ranges between 500 and 1500 cigarettes per year. While accurate data on smoking rates varies widely between countries and urban versus rural locales, according to the Pan American Health Organization there is an alarming increase of youth smoking prevalence in Latin American nations. Youth age 13-15 years old in Latin and South America smoke more than adults in many countries. There is an overall trend of females smoking more than their male counterparts. If these rates are not decreased, many experts believe lung cancer will emerge as the main cause of death in the region. According to The Cancer Atlas, lung cancer is already the leading cause of cancer death for both sexes combined in the Americas region.

Lung cancer screening pilot programs are beginning in multiple urban centers across Latin American in response to the now epidemic lung cancer rates in the region. It is important for physicians to have a cost-effective tool for risk stratification of indeterminate pulmonary nodules as to not increase the economic hurdle that already hinders many from across to quality healthcare in this region. The ProLung Test may offer a cost effective and economically advantageous method for risk stratification in Latin America health systems.

Latin American has a population of approximately 626 million people with a population at-risk for lung cancer of at least 120 million. In accordance with rates from the National Lung Screening Trial (2010) roughly 25 million individuals will have an indeterminate pulmonary lesion and require follow up to determine the risk of malignancy. As the number of individuals with indeterminate lung nodules increases in Latin America, risk stratification tools such as the ProLung Test are needed to close the gap between discovery of a nodule and the determination of malignancy. This clinical need for risk stratification will be multiplied if lung cancer screening programs are implemented across Latin American nations.

ProLung has planned sponsorship and speaking opportunities at pulmonary and lung cancer specific symposia in Latin America and has developed relationships with key regional opinion leaders in lung cancer management. ProLung is in discussions with distributors in the major Latin American markets for distribution and commercialization deals. Based on primary physician feedback and response, ProLung expects a viable and strong market for a risk stratification tool such as the ProLung Test. We have not commenced seeking required approvals in any countries in the Latin American market and are unsure when, or if, we will see such approvals.

Competition

The development and commercialization of new products to improve the accuracy and efficiency of risk stratification of pre-surgical staging and diagnosis of lung cancer is competitive and we expect considerable competition from major medical device companies, laboratory biomarker tests, and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology12 and DNA related markers, blood markers13, radiography and CT imaging.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We plan to sell into the European market prior to entry into the U.S. market and other international markets. We believe the speed with which we can develop products, complete clinical trials and approval processes, and supply commercial quantities to market are important competitive factors. We expect that competition among products approved for sale will be based on various factors including product efficacy, safety, reliability, availability, price, reimbursement, and patent position. We believe that our EPN Scan is superior or equivalent to existing alternatives in all of these areas, other than availability (in the U.S. due to lack of FDA approval) and reimbursement. We are in the process of seeking reimbursement approval in the European Union and expect to seek reimbursement approval in the U.S. when we obtain marketing approval.

____________________

12Sputum Cytology is a study of phlegm cells under a microscope to see whether they are normal or it contains structures suspicious for lung cancer.

13A marker is a sign of a disease or condition that can be isolated from a sample (i.e. blood, breath).

Business

The Electro Pulmonary Nodule Scan

We believe the EPN Scan is the only predictive analytic focused upon the lung. ProLung’s bioconductance technology is the first accurate and reliable “mass averaging” bioconductance device that has shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. The novel “mass averaging” bioconductance technology of the Company refers to the simultaneous consideration of multiple measurement pathways.

The EPN Scan will be introduced to the market like a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the EPN Scan acquires precision bioconductance measurements by means of a patented Probe and disposable diaphoretic electrodes14 placed on the back and arms. The data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition other risk factors such as nodule size, family history, gender, histology and other risk stratification information to evaluate patients with suspicious masses or lesions identified by CT scan. The EPN Scan is immediate, pain-free, non-invasive, and non-radiating. It requires little patient preparation and can be completed in less than 20 minutes by a proficient technician.

We provide the following components of the EPN Scan system:

•

EPN Scanner System - The EPN Scanner System consists of the EPN Probe, the EPN Scanner and EPN tower, monitor and keyboard which are all medical grade components available for sale in English, French, German, Spanish, and Italian versions.

•

EPN Scan Kit – Each single-use EPN Scan Kit is sold in a hygienic, non-sterile envelope that displays a unique identifier code that is required for access to a EPN Scan report together with all of the components necessary to assure precision test performance, patient comfort and hygiene. Each EPN Scan Kit includes six diaphoretic electrodes, one ProLung Probe tip and introducer and one moistening sponge.

The EPN Scan Procedure

1.

The EPN Scan System is connected to the probe, to the electrode cables, and to the power supply. Following a brief power-on sequence, the EPN Scan completes self-diagnostics.

2.

The patient is selected and seated.

3.

ProLung EPN Scan kit is opened and removed from its tamper-proof packaging.

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

__________________

14A self-adhesive foam conductor and medium from which an electric current is conducted to or from the human skin that can generate sweat or perspiration.

Research and Clinical Trial Results

Our EPN Scan was evaluated in three clinical trials and is currently being evaluated in a US multicenter trial. A description of each clinical trial is below:

I. PROOF OF PRINCIPLE - McHenry, IL (2007)

•

Description. A blinded single site study of 36 subjects to detect differences in bioelectrical impedance15 measurements in age and gender-matched healthy subjects and lung cancer patients.

•

Results. The EPN Scan discriminated perfectly between tissue-confirmed lung cancer patients and healthy volunteers in a blind trial.

II. RELIABILITY AND REPEATABILITY ― Salt Lake City, UT (2008)

•

Description. A single-site study to evaluate the variability in the EPN Scan and subjects in 22 healthy volunteers.

•

Results. The EPN Scan showed a reliability index of 0.9916 and a correlation between device replicates of 0.0985 indicating a reproducible result can be obtained from a single EPN Scan result.

III. EFFICACY AND SAFETY IN THE TARGET INDICATION ― Baltimore, MD (2012)

•

Description. This single arm, single site algorithm finding and internal validation trial was designed to assess efficacy and safety in the risk stratification17 of the presence of or absence of malignancy in patients symptomatic of lung cancer who have a suspicious mass as confirmed by CT scan.

•

Results. Final results included the identification and internal validation of an algorithm capable of 90 percent sensitivity (correctly identifying 26 of 29 malignant masses), 92 percent specificity (correctly identifying 11 or 12 non-malignant masses), and Receiver Operating Characteristic (“ROC”) area (combined sensitivity and specificity) of 90 percent (correctly identifying 37 of 41 patients overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012 edition of the Journal of Thoracic Oncology.18

Intellectual Property

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

2.

The proprietary design of a group of algorithms or bioconductance profiles derived from our clinical research.

We intend to actively pursue our patent opportunities in the U.S. and abroad. Product specific patents may be filed for all final products and issuance may correspond closely with regulatory agency approval to provide the longest proprietary protection. Existing patent applications of the Company and BMC, from whom we have exclusive licenses, are set forth below:

_______________________

15Bioelectrical impedance is the measurement of tissue conductivity by applying a very small electric current to the body.

16The Reliability Index is the inverse of the rate of failure in a study.

17Risk Stratification is the evaluation of a patient’s risk of the future confirmation of disease.

18R. Yung et al., Transcutaneous Computed Bioconductance Measurement in Lung Cancer: A Treatment Enabling Technology Useful for Adjunctive Risk Stratification in the Evaluation of Suspicious Pulmonary Lesions, 7 Journal of Thoracic Oncology 4 (2012).

Title	Country	Type	Filed(6)	Application #	Patent #
Company Owned Patents
Enhanced surface and tip for obtaining Bioelectrical signals	U.S.	ORD(1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	U.S.	ORD(1)	10/25/2007	11/978,045	7,603,171
	U.S.	CON(2)	10/13/2009	11/978,045	8,121,677
Licensed Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	U.S.	DIV(3)	11/26/2007	11/944,696	7,536,220
	U.S.	ORD(1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	U.S.	ORD(1)	7/20/2004	10/895,149	7,937,139
	AU(5)	PCT(4)	9/21/2004	2004322306
	JP	PCT(5)	1/15/2007	JP2007-522475

Additional patents pending include: Method for diagnosing a malignant lung tumor Application # 13/970,496

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

Exclusive License Agreements

On November 15, 2006, the Company entered into a License Agreement with BMC (“BMC License”) to use certain patents worldwide. Under the agreement, we have the right to the exclusive use of certain patents, patents pending, and related technology in its medical devices and other products for an indefinite term. In return, we agree to incur, and have incurred, a minimum of $4,750,000 in costs to develop and market our products worldwide and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of our medical device and other products to the extent they utilize the licensed technology. We have licensed from BMC certain design features of the EPN Scan including the probe and platform, which are described in U.S. patent numbers 7536220, 7542796, and 7937139. In addition, we have licensed the rights to the technology that controls the functionality of the probe.

Governmental Regulations

Marketing Approvals

We must receive separate regulatory approvals from the FDA and equivalent regulatory bodies in other countries for each of the devices before we can sell them commercially in the U.S. or internationally. We cannot make the claims necessary to market any of our product candidates until we have completed the requirements for regulatory approval. We do not know whether regulatory authorities will grant approval for any of the products that we, our marketing partners, or distribution partners will develop.

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

•

European Union. CE marking was granted as of May 10, 2013 for the EPN Scan which permits the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland, and Turkey. CE marking requires manufacturers to maintain an ISO 13485 Quality System.

•

Latin America. ProLung has planned sponsorship and speaking opportunities at pulmonary and lung cancer

•

specific symposia in Latin America and has developed relationships with key regional opinion leaders in lung cancer management. ProLung is in discussion with distributors in the major Latin American markets for distribution and commercialization deals. Based on primary physician feedback and response, ProLung expects a viable and strong market for a risk stratification device such as the EPN Scan.

•

China. State Food and Drug Administration (“SFDA”) roughly follows the FDA model and approval from the SFDA permits the marketing and sale of the device in the People’s Republic of China (“PRC”). To be sold in China, medical devices must be registered with Chinese health authorities. In February 2014, the Company’s licensor in China received approval to manufacture the device from the Beijing government. Additional approvals are required to market and sell the device in this market.

After each respective regulatory approval is obtained, the next step in each of these markets is for insurance companies or government agencies, as applicable, to agree to reimburse for the EPN Scan. We have not commenced this process in the U.S. or China, as we do not have marketing approval.

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

Manufacturing

We currently manufacture the EPN Scanner and the EPN Scan Kit. When volume requirements exceed current manufacturing capacity, we intend to utilize contract manufacturers for the physical manufacturing of our products. This may afford us numerous benefits, including:

•

reduce or eliminate significant start-up costs required to acquire manufacturing personnel and brick and mortar manufacturing facilities;

•

the ability to ramp up production quickly;

•

access to leading technologies, supply chain networks and best-in-class manufacturing processes for its products;

•

flexibility to use one or many manufacturers in many regions of the world to optimize costs, production volumes, material availability, lead times, and to meet various regional regulations.

We have interviewed, performed site visits, and qualified multiple, redundant contract manufacturers which will be required to produce our products. As of December 31, 2016 we have no contractual obligations with such contract manufacturers for the manufacturing of our products.

Our prospective contract manufacturers will source our product components from multiple specialized vendors that supply plastics, sheet metal, machining, cables, wire harnesses, and other computer hardware components. We maintain our own design control and ISO 13485 quality system.

Research and Development

The Company spent $1,219,189 and $1,250,723 on company-sponsored research and development during fiscal years ending December 31, 2016 and 2015, respectively.

Employees

As of April 17, 2017, the Company had eight employees.

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

We believe we will remain an “emerging growth company” through at least December 31, 2017.

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

You may lose your entire investment

An investment in our shares is a high-risk investment. Potential investors must consider the possibility that we will not be successful and that an investment in the Shares may result in a total loss of investment. You should not purchase Shares or invest in the Company unless you can afford to lose your entire investment.

We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

As of December 31, 2016, we had outstanding indebtedness of $3,024,775, which includes outstanding principal and accrued, but unpaid interest. The balances of our loan obligations are scheduled to come due 2017 through November 2020. A portion of the debt is secured by a pledge of all of our assets. If we default under our loan obligations, the secured creditors would have the right to foreclose upon our assets. Even if the secured debt is paid off, our creditors would have the ability to force us into bankruptcy in connection with a default. In connection with any bankruptcy proceeding, it is doubtful that there will be any amount available for distribution to our stockholders.

We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary EPN Scan in Europe and seeking marketing approval for the EPN Scan in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain.

Our future success depends on our ability to begin generating revenues on a regular and continuing basis and to properly manage costs. Our ability to generate revenues depends on several factors, some of which are outside our control. These factors include our ability to obtain necessary government and regulatory approvals, our ability to successfully commercialize the EPN Scan, our ability to protect intellectual property related to the EPN Scan, our ability to obtain reimbursement approval from insurance companies and the government and our ability to effectively market our products. If we cannot expand our revenue significantly over the long term, we will not be profitable.

Our success depends upon our ability to effectively market our products.

If the EPN Scan does not achieve market acceptance, we will be unable to generate significant revenues. The commercial success of the EPN Scan will depend primarily on convincing healthcare providers to adopt and use the EPN Scan. To accomplish this, we, together with any other marketing or distribution collaborators, will need to convince members of the medical community of the benefits of the EPN Scan through, for example, published papers, presentations at scientific conferences, and additional clinical data. Medical providers will not use our product unless we can demonstrate that our product consistently produces results comparable or superior to existing products and has acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of the EPN Scan could be limited. Even if we demonstrate the effectiveness of the EPN Scan, medical practitioners may still use other products. If the EPN Scan does not achieve broad market acceptance, we will be unable to generate significant revenues, which would have a material adverse effect on its business, cash flows, and results of operations.

We are dependent on key personnel, who may terminate their employment at any time.

Our success depends, in large part, upon the talents and skills of company management and other key personnel. To the extent that any of our key personnel are unable to, or refuse to, continue employment with the Company, suitable replacement(s) would need to be found. There can be no assurance that we would be able to find suitable replacements for all such personnel or that suitable personnel could be obtained for an amount that we could afford. In the future, a need for additional qualified personnel is expected in order to operate the business successfully. There can be no assurance that we will be able to attract employees of adequate qualification or that we would be able to afford such personnel.

We do not have significant tangible assets that could be sold upon liquidation.

We have nominal tangible assets. As of December 31, 2016, we had total indebtedness of $3,024,775. As a result, if we become insolvent or otherwise must dissolve, our indebtedness may exceed the liquidation value of our assets, leaving nothing to disburse to our stockholders. If we become insolvent or otherwise must dissolve, stockholders will likely not receive any cash proceeds on account of their shares.

We will need significant capital to execute our business plan, particularly if we obtain approval from the FDA to market our EPN Scan.

We currently generate nominal revenue, and we require approximately $2 million in capital per year to operate our company at current burn rates. If we obtain FDA approval for our EPN Scan and raise additional capital, we expect to need at least $8 million to fund our U.S. market launch. We also expect expenses in all categories, including marketing, administrative and development expense, to expand significantly as we attempt to increase product sales in Europe, increase our market and product development and expand our administrative team to support expanded sales efforts and expand our financial and compliance personnel. We will be required to raise significant amounts of capital each year during the foreseeable future. We may be unable to raise capital or may be required to pay a significant price for capital. In any case, we expect any future capital raise to involve the issuance of common stock and rights to acquire common stock and to be dilutive to existing stockholders.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We must obtain regulatory approval in the U.S. and other non-European Union markets to be able to commence marketing and sales in those markets.

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

We have received a CE Mark in Europe for the marketing of the EPN Scan in the European Union. We are seeking approval to sell in the U.S. and plan to seek clearance in China and Russia. Each market has unique regulatory requirements. In the U.S., FDA marketing clearance and approval of the facilities used to manufacture the EPN Scan will be required before the EPN Scan may be marketed in the U.S. We expect to be subject to 510(k) de novo clearance but may be subject to premarket approval, which would substantially lengthen the regulatory approval process beyond that which is anticipated. A similar regulatory process will be required by Chinese and Russian regulatory authorities before our products can be marketed in those countries. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product. It is possible that our EPN Scan may not obtain marketing approval in the U.S. or another significant potential market, which would harm our long-term revenue potential.

Delays or rejection in obtaining marketing clearance may also be encountered based upon changes in applicable law or regulatory policy during the period of regulatory review. Even if marketing clearance is granted, such approval may include significant limitations on indicated uses for which the product could be marketed. Delays in obtaining regulatory approvals would harm our financial condition. A failure to obtain required clearances, particularly in the U.S., would significantly harm our long-term ability to continue as a going concern.

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

The nature of the EPN Scan as a medical device and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the EPN Scan does not perform as intended, there could be significant, even life-threatening, adverse consequences. We may be subject to claims against us as a result of the failure of the EPN Scan or other devices. We may also be subject to claims even though the injury is due to the actions of others, such as manufacturers or medical personnel. If we are sued, we may not have the resources to defend any such lawsuit or pay any related judgments. In addition, even the existence of a lawsuit will divert management’s attention from the development and commercialization of the EPN Scan. Any products liability insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. We may face liability to our distributors and customers if our products are not manufactured as per specifications or if such specifications cause the products to become unsafe or fail to function as marketed. We may also face substantial liability for damages if our products produce adverse side effects or defects are identified with any of our products that harm patients and other users. Any such failures or defects may lead to a breakdown in our relationships with distributors and purchasers leading to a substantial decline in or collapse of our market. In addition, if any judgments or liabilities are material in size, we may be unable to satisfy such liabilities. Any product liability could harm our operations and a large judgment could force us to discontinue our operations.

We are subject to the risk of product recalls if our products are defective.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding where there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects, or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.

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

Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. We are also subject to the federal HIPAA statute, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to health-care matters, and federal “sunshine” laws that require transparency regarding financial arrangements with healthcare providers, such as the reporting and disclosure requirements imposed by the Affordable Care Act on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other healthcare providers.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

The absence of, or limits on, reimbursements may affect our revenues and profitability.

The cost of a significant portion of healthcare is funded by governmental, and other third-party, insurance programs. It is possible that our products will not be approved for reimbursements by governments or insurance providers, which will seriously harm our ability to generate revenue. In addition, even if reimbursement is approved, limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business.

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

We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

We have obtained patent protection, through ownership and licensing, for the EPN Scan in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the EPN Scan in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents. Any defense of patents could prove to be costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense. In addition, the owner of patented technology that we license may fail to maintain underlying patents or may breach its obligations to us.

There can be no assurance that any patent applications that we or our licensors file will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. There can also be no assurance that any patents issued to us or that we license will not be infringed on or circumvented by others, or that others will not obtain patents that we would need to license or circumvent. Our patents may not contain claims that are sufficiently broad to prevent others from using our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same as our technologies but avoid infringing on our patent claims. Under these circumstances, our patents would be of little commercial value.

Additionally, there can be no assurance that patents, even after issuance, will be upheld by applicable courts. There can be no assurance that licenses, which might be required for our processes or products, would be available on reasonable terms, or that patents issued to others would not prevent us from developing and marketing its products. To the extent that we also rely on un-patented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. Disclosure of our trade secrets would impair our competitive position and adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. Further, to the extent that our employees, consultants or contractors use trade secret technology or know-how owned by others in their work for us, disputes may arise as to the ownership of related inventions.

We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the EPN Scan without obtaining a license from the patent holder, which may not be available at commercially reasonable terms or at all, and we may have to redesign the EPN Scan so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. Even if we are ultimately successful in our defense of an infringement case, the costs of litigation would significantly harm our business.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have no experience in the manufacture of medical devices in commercial quantities. As a result, we have established, and in the future, intend to establish, arrangements with contract manufacturers to manufacture, package, label, and deliver our products. Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products or if the prices charged by such manufacturers are higher than anticipated. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA. If any such manufacturers fail to comply with FDA requirements, they may be unable to manufacture our products. In addition, such manufacturers may fail to manufacture our products in accordance with specifications or may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

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

This Report contains projections that are based on our assumptions and judgments as of the date of this Report concerning future events and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our actual results may materially differ from the results we have projected. In addition, this Report contains forward-looking statements that involve known and unknown risks and uncertainties. All statements other than those of historical facts, including those regarding business strategy, plans and objectives of management, projected costs, and expected benefits are forward-looking statements. These forward-looking statements are based on information and expectations as of the date of this Report. Important factors that could cause our results to differ materially from expectations include those set forth in this “Risk Factors” section and elsewhere in this Report. We disclaim any obligation or intent to update these forward-looking statements.

Many of our directors have failed to file required reports with the SEC.

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file reports concerning their ownership of common stock with the SEC and to furnish us copies of such reports. We believe that several of our directors have not filed all stock ownership and trading reports required by SEC rules. The failure of the officers and directors to file such reports could lead to legal action by the SEC or third parties against the directors and potentially against the Company. Any such legal actions would be disruptive, consume financial and personnel resources, and harm the reputation of the Company including its ability to continue to raise capital. This may inhibit the ability of the Company to execute its business plan and continue as a going concern.

If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

As of December 31, 2016, we had outstanding warrants to purchase 3,447,386 shares of common stock at a weighted average exercise price of $0.88 per share and convertible debentures and notes convertible into 3,840,542 shares of common stock. The exercise of such warrants and the conversion of such convertible debt instruments will be dilutive to existing stockholders.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 34.5% of our outstanding common stock. These executive officers and directors effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders, other than our affiliates, from influencing our direction and future.

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

In light of our status as a reporting company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally. For example, we are subject to the reporting requirements applicable to U.S. reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries, and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries, and investigations, we, or a regulator may determine that we are out of compliance with one or more governing rules or laws. Remedying such non-compliance diverts additional financial and human resources. In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws. Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

If a market develops for our common stock, we expect the market price to be volatile.

The market prices of securities of smaller companies tend to be highly volatile. If a market develops for our common stock, of which there can be no assurance, our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•

intentional manipulation of our stock price by existing or future stockholders;

•

short selling of our common stock or related derivative securities;

•

a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares of common stock;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 757 East South Temple, Suite 150, Salt Lake City, Utah 84102. We currently lease this property for $3,940 a month. The term of lease expires on July 31, 2017. We have the option to renew the lease for an additional three years. If we exercise this option, our rental expense will escalate by 3% per year. This location is approximately 4,657 square feet of office space. The Company believes that this space is satisfactory for its current needs and its needs in the immediate future.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

There is no public market for the Company’s common stock.

(b) Holders

As of April 17, 2017, there are 25,659,409 common shares issued and outstanding, which were held by 596 stockholders of record.

(c) Warrants and Options

As of December 31, 2016, there were 3,447,386 warrants for the purchase of common stock outstanding (“Warrants”). The Warrants have a weighted average remaining contractual life of 4.2 years and have a weighted average exercise price of $0.88. There are no options for the purchase of common stock outstanding.

(d)

 Convertible Debt

As of December 31, 2016, there are Convertible Debentures amounting to $1,257,050 outstanding. The Convertible Debentures accrue interest at the rate of 8% per annum, but do not pay interest until maturity, and are convertible at the option of the holder into shares of the Company’s common stock at $0.65 per share. These Convertible Debentures were issued in April 2015 and mature on May 1, 2018.

As of December 31, 2016, there are two Convertible Notes amounting to $1,206,931 outstanding. The Convertible Notes accrue interest at the rate of 8% per annum, with interest payable the last day of each calendar quarter. The Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at $0.75 per share. These Convertible Debentures were issued in November 2015 and mature in November 2020.

(e) Dividends

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

(f) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted a stock incentive plan, but has granted stand-alone restricted stock awards to certain employees, officers, directors and other service providers of the Company. The following table sets forth certain information with respect to the stock plan as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	872	N/A	N/A
Total	872	0	0(2)

(1)

At various times, the Company issued non-vested shares of common stock to directors, officers, and consultants for their future services. These shares of common stock vest over periods ranging from zero months to 36 months. As of December 31, 2016, there are 872 shares of awarded, but non-vested shares of common stock.

(2)

The Company routinely makes grants of stock and restricted stock despite the absence of a plan and may continue to do so in the future.

(g) Recent Sales of Unregistered Securities.

During the year ended December 31, 2016, we issued 1,251,504 shares of common stock at a conversion price of $0.65 per share in connection with the conversion of certain convertible debentures in the amount of $742,950 of principal and $70,527 of accrued interest.

During the year ended December 31, 2016, the Company issued 19,767 shares of common stock with a total value of $17,265, or $0.87 per share, to two consultants for services rendered.

Pursuant to a Private Placement Memorandum dated December 28, 2015, as supplemented by a Supplement to Confidential Private Placement Memorandum dated July 7, 2016, the Company is offering a minimum of 333,333 shares, or a maximum of 3,500,000 shares of its common stock, along with warrants to purchase an equal number of shares of common stock, at a price of $1.50. These units were offered at a purchase price of $1.50 per unit, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000. The units are being offered to a limited number of prospective investors who qualify as “accredited investors”. The units are being offered on a “best efforts, all-or-none” basis for the first 333,333 units subscribed for and on a “best efforts” basis thereafter. The offering proceeds were being deposited into an escrow account until a minimum of 333,333 units were sold for cash, at which time the proceeds were released to the Company. During the year ended December 31, 2016, 1,106,952 units were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $1,498,731 from the offering. $971,784 of these funds were allocated to the shares of common stock included in the units or about $0.88 per share.

The offer and sale of such units is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and as set forth in Rule 506 under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there has been no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

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

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; receipt or denial of marketing approval from the FDA and similar agencies; receipt or denial of reimbursement from government agencies and insurance companies; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

In this Report, ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) and its consolidated subsidiary are referred to as “ProLung” in addition to as the “Company” versions of “we” or “us.” We have registered trademarks under ProLungdx®, Fresh Medical Laboratories®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner® and EPN Scanner®. Any other trademarks and service marks used in this Report are the property of their respective holders.

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

When patients at high risk of lung cancer have suspicious lung findings after CT evaluation, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer. Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up. On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. One year later, on February 5, 2016, Medicare began to pay for lung cancer screening retroactive to February 5, 2015. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals identified with suspicious findings in the lung that may be candidates for the EPN Scan. The reimbursement also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the EPN Scan.

On May 10, 2013, the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner. This marking is regulatory approval that clears the marketing and sale of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states. The new screening guidelines and Medicare coverage recently announced in the U.S. for lung cancer screening are not available in Europe.

In the United States, we submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. On February 27, 2015, we received a review letter from the FDA identifying a number of issues, concerns and weaknesses in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. Before the FDA can grant approval of our application, we must resolve or negotiate the removal of all issues identified by the FDA and address possible issues to be identified in the future. Certain completed studies address some of the issues identified by the FDA, and we have developed a plan to submit responses for the substantive remaining issues as soon as practicable.

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

Fiscal Year Ended December 31, 2016 compared to Fiscal Year Ended December 31, 2015

Revenue and Cost of Revenue. During the year ended December 31, 2016, we sold 40 EPN Scan Kits in Europe for $8,800 as part of our initial testing. Additionally, during the year ended December 31, 2016, packaging valued at $10,193 was written off due to our new branding efforts and is reported as cost of revenues in the accompanying statement of operations.

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

Under the agreement with our licensee for China, we will be entitled to additional payments if the distributor achieves certain cumulative revenues and an annual royalty based on net sales. However, as of December 31, 2016, there is no additional revenue due from either of these sources.

Operating Expenses. Total selling, general and administrative, and research and development expenses for the year ended December 31, 2016 were $2,508,149 as compared to $2,508,280 the prior year ended December 31, 2015, a decrease of $131. Operating expenses were mostly unchanged year over year due to the relatively fixed nature of our expenses as we have not launched our marketing efforts or begun selling in the U.S. which we cannot do until we receive approval from the FDA.

Other Expense. Other expense is comprised mostly of interest expense. Other expense was $265,914 and $271,984 for the years ended December 31, 2016 and December 31, 2015 respectively.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2016 and 2015:

	December 31,
	2016	2015

Cash	$28,922	$976,250

Current assets	$37,753	$1,246,567
Current liabilities	(760,175)	(978,853)

Working capital (deficit)	$(722,422)	$267,714

We need additional capital to continue our operations. Subsequent to December 31, 2016, we have completed a financing in which we have raised an additional $3,384,952. We expect the proceeds of such financing to be sufficient to satisfy our capital requirements through December 31, 2017 and for a period thereafter. If we obtain FDA clearance to market the EPN Scan in the U.S., we expect that our need for capital will expand. We estimate the cash out flows necessary for the launch will be approximately $8,000,000 over an 18 to 24 month period. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

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

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of December 31, 2016, our outstanding debt financing includes the following notes payable.

Related-Party Note payable

During the year ended December 31, 2016 the Company issued notes to related parties for $210,000 and $105,000 of principal were paid back along with interest and fees of $3,089.

Note Payable to a Relative of an Executive Officer

At December 31, 2016 and 2015, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was extended on June 30, 2016 and is now due September 30, 2018. The balance of accrued interest at December 31, 2016 and 2015 was $29,498 and $1,012, respectively. As part of the extension of the due date, the Company analyzed the note and determined that the change in due date did not qualify as a debt modification under generally accepted accounting principles and accordingly, designated the note as a long-term liability.

Convertible Debentures

In February 2015, the Company commenced an offering of Convertible Debentures in an aggregate amount of up to $2,000,000. As of April 30, 2015, the Company had received subscriptions with respect to $2,000,000 in Convertible Debentures. The Convertible Debentures were issued in April 2015, are unsecured, and bear interest at the rate of 8% per annum commencing on the issuance date. Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. The Company evaluated the Convertible Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles. The Company determined that there was no beneficial conversion feature.

As further described in Note 7 to these consolidated financial statements, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with an offering of common stock. Additionally, the Placement Agent Agreement provides for potential compensation to the Placement Agent in connection with the future conversion of the Convertible Debentures into shares of common stock of the Company. Upon the conversion of the Convertible Debentures, the Company shall issue the Placement Agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share. On a quarterly basis, the Placement Agent will be issued a warrant to purchase one share of common stock for each $0.81 of the principal amount of the Convertible Debentures converted into common stock during the quarter, with the maximum number of shares issuable under the Placement Agreement limited to 2,463,460 shares of the Company’s common stock. The term of the warrants shall be for a period of 36 months from the date of issuance.

As of December 31, 2016, 1,251,504 shares have been issued for $742,950 of principal and $70,527 of interest.

Convertible Notes Payable

On November 6, 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. In the same transaction, the investment entities purchased an aggregate of 66,666 shares of common stock for a purchase price of $50,000, or $0.75 per share. The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum with interest payable on the last day of each calendar quarter. The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date. The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share. If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share. Proceeds from the Convertible Notes were to be used for the purpose of retirement of long-term debt. The Company evaluated the Convertible Notes for consideration of any beneficial conversion features as required under generally accepted accounting principles. The Company determined that there was no beneficial conversion feature.

Other Notes Payable

On December 18, 2015, the Company entered into a Patent Assignment Agreement for the acquisition of certain patent application rights. Prior to the execution of the Patent Assignment Agreement, a member of the Company’s board of directors advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement. The advance did not bear interest, was unsecured, and did not offer conversion terms at any time. Later in December 2015, the Company repaid $25,000 of the advance and the remaining $25,000 was repaid in January 2016.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015

Operating activities	$(2,033,335)	$(2,556,342)
Investing activities	-	(164,489)
Financing activities	1,610,731	3,168,313

Net increase (decrease) in cash	$(422,604)	$447,482

Operating Activities

For the fiscal year ended December 31, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $323,118 included in our net loss for stock-based compensation, depreciation, and impairment loss less changes in non-cash working capital totaling $419,003.

For the fiscal year ended December 31, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $506,693 included in our net loss for stock-based compensation, depreciation, provision for doubtful accounts, and impairment loss, less changes in non-cash working capital totaling $262,565.

Investing Activities

The company had no investing activities during the year ended December 31, 2016 and used $164,489 of cash during the year ended December 31, 2015 for the purchase of property and equipment, and intangible assets. We currently estimate the amount of capital expenditures needed for the launch of the EPN Scan in the U.S., if additional capital is raised and FDA approval is received, to be approximately $1,250,000 during the year ending December 31, 2017.

Financing Activities

During the year ended December 31, 2016, cash flows from financing activities totaled $1,610,731, related to proceeds of 1) $1,498,731 from the issuance of 1,106,952 equity units consisting of, one share of common stock and one warrant to purchase stock at a price of $1.50, per unit, 2) $32,000 from the issuance of notes payable, 3) $210,000 from the issuance of related-party debt, and 4) less $130,000 of repayments of related-party notes payable.

During the year ended December 31, 2015, cash flows from financing activities totaled $3,168,313, related to proceeds of 1) $1,073,460 from the issuance of 1,529,278 shares of common stock, or a weighted-average of $0.70 per share, 2) $2,000,000 from the issuance of convertible debentures, 3) $1,206,931 from the issuance of two convertible notes payable, and 4) an advance of $50,000 from a member of the board of directors less $1,162,078 of repayments of notes payable and the $50,000 advance.

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

Off Balance Sheet Arrangements

The Company has not had any off-balance sheet arrangements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, the following material weaknesses existed:

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

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer/Chief Financial Officer. In addition, we engage a third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions. Furthermore, regular meetings are held with the Board of Directors. If at any time, we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

To further strengthen our internal controls, subsequent to year end, the Company hired an experienced controller to take over all day to day accounting functions. This individual has 13 years of accounting experience of which three years are as a controller for a publicly traded medical device company. Additionally, the Company hired a senior accountant to further leverage and strengthen the new controller position. In November 2016, the Company appointed Scott Nixon to the board of directors to serve in the position of audit committee chair. Scott is a retired partner of the Salt Lake City office of PricewaterhouseCoopers where he had over 31 years’ experience in public accounting working with publicly traded companies. Scott is strengthening the financial oversight role with quarterly reviews of the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current Directors and executive officers. Unless otherwise indicated, the mailing address of each person listed is in care of ProLung, Inc, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name and Business Address	Age	Position
Steven C. Eror	63	President, Chief Executive Officer, and Director
Michael Garff	34	Chief Operating Officer
Robert W. Raybould	80	Director
Clark Campbell	69	Director
Todd Morgan	65	Director, Chairman of the Board of Directors
Richard McKeown	70	Director
Jeffrey S. O’Driscoll	55	Director
John C. Ruckdeschel	71	Director
Robin L. Smith	51	Director
J. Scott Nixon	57	Director

Steven C. Eror, age 63. Mr. Eror has 26 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies. He became Co-founder, Chief Executive Officer, President and Director of the Company in February 2005. Mr. Eror has served as Chief Executive Officer of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2002 to 2004. He also served as the Chief Executive Officer of Consonus (an IT application service provider with operations throughout the western U.S.) from 2000 to 2001. Mr. Eror was the Chief Financial Officer of Pharmadigm (which focuses on injectable anti-inflammatory for severe burns, asthma and wound healing) from 1996 to 2000. Prior to this, he was Chief Financial Officer of Evans and Sutherland Computer Corporation (NASDAQ: ESCC) (which focuses on simulation technology including molecular modeling) from 1994 to 1996. In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company. Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA.

The Board of Directors believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry qualifying him for service as a member of the Company’s Board of Directors.

Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Michael Garff, age 34. Mr. Garff joined the Company as Chief Operating Officer in May 2009. Prior to joining the Company, he worked at the Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Mr. Garff worked as a business analyst for the Biomedical Informatics Department of the University

of Utah from 2008 to 2009. Mr. Garff was a project manager at U.S. Bank from 2005 to 2008. Mr. Garff received a BA and MBA from the University of Utah.

Robert W. Raybould, age 80. Mr. Raybould has served as a Director of the Company since January of 2012. Mr. Raybould began his career in the U.S. Army and Eastman Kodak and became a financial planner. In 1971, he co-founded Realvest (a real estate investment company) and then sold its holdings between 1981 and 1984. Realvest again syndicated real estate in the early 1990’s and sold in 1997. In 1987, Mr. Raybould assisted in founding TRI Capital Corporation (a mortgage-banking firm) and served as a member of its Board of Directors until 2005. In 1995, he assisted in the formation of DTM Research, LLC and served as Chairman of the Board from its formation until 2006. In 1999, he founded Greenhill Financial (now Arlington Value Capital, LLC) and served as one of its managing partners until 2006. From 2007 to present, Mr. Raybould has been actively investing in companies. Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah.

Due to Mr. Raybould’s successful financial, entrepreneurial and business experience, the Board of Directors has concluded that Mr. Raybould is qualified to serve as a director of the Company.

Clark Campbell, age 69. Mr. Campbell serves as a Director of the Company and has served as a Director since 2012. He is the author of four books and has taught business management at the University of Delaware, University of Utah, and Westminster College. He founded OPPM International in 2009 (a company engaged in business project management consulting and training) and has served as Chief Executive Officer since that date. Mr. Campbell worked with OC Tanner (a privately held human resources and employee recognition company), from 1979 to 2009. Earlier in his career Mr. Campbell held positions with DuPont and Northwest Pipeline. Mr. Campbell holds a BS in Chemical Engineering and MBA from the University of Utah.

The Board of Directors believes that the depth of Mr. Campbell’s business education, expertise, and executive management, leadership and entrepreneurial experience qualify him for service as a member of the Company’s Board of Directors and as Chairman.

Todd Morgan, age 65. Mr. Morgan has served as the Chairman of the Board of the Company since January 8, 2014. He began his career with The West Bend Company in the sales department and served as the District Manager from 1974 to 1981. He started Morgan Industries in 1982. Morgan Industries owns Morgan Pavement Inc. (an asphalt paving and maintenance). Morgan Industries Inc. also owns Nurock Asphalt (a company which currently manufactures and sells asphalt maintenance products). Mr. Morgan currently serves as Chairman of the Board of Morgan Industries Inc. In 2008, Mr. Morgan formed MPM Investment Group LP and currently serves as general partner and manager. Mr. Morgan served on the Board of Directors of America West Bank from 2004 to 2009. Mr. Morgan is also serving on the Board of Directors of Ellison Ranching Company.

The Board of Directors believes that Mr. Morgan’s business education, expertise, and extensive operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

Richard McKeown, age 70. Mr. McKeown has served as a Director of the Company since July 1, 2014. Mr. McKeown serves as Chairman of Leavitt Partners (a healthcare advisory firm) since 2017 and served previously as Chief Executive Officer of Leavitt Partners since 2009. From 2005 to 2009, Mr. McKeown was the Chief of Staff at the U.S. Department of Health and Human Services. From 2003 to 2005, Mr. McKeown was the Chief of Staff in the Office of Administrator at the U.S. Environmental Protection Agency. From 1999 to 2003, Mr. McKeown was the Chief of Staff to Governor Michael Leavitt in the State of Utah. Mr. McKeown recently co-published Finding Allies, Building Alliances with Michael Leavitt. Mr. McKeown holds a BS from Ohio University and a Juris Doctorate from the University of Utah School of Law.

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

Jeffrey S. O’Driscoll, age 55. Mr. O’Driscoll has served as Director of the Company since August 2015. Mr. O’Driscoll has served as Chief Medical Officer and a member of the Medical Advisory Board of the Company since 2013. Mr. O’Driscoll has practiced as an emergency physician since 1992, first with Salt Lake Emergency Physicians and then with Utah Emergency Physicians, LLC. Since 2004, Mr. O’Driscoll has served as an Assistant Adjunct Professor at the University of Utah College of Medicine. Since 2008, Mr. O’Driscoll has served as the Medical Director of the Valley Emergency Communication Center (the 911 Call Center for Salt Lake Valley). From 2010 to 2013, Mr. O’Driscoll was the Chairman and Chief Executive Officer of Dolor Technologies, LLC, which markets and sells a medical device co-invented by Mr. O’Driscoll for treating migraine headaches. Mr. O’Driscoll earned a BS in Microbiology from Brigham Young University and an M.D. from the University of Utah College of Medicine.

The Board of Directors believes that Mr. O’Driscoll’s extensive experience as a physician and in management of companies in the medical-related industries qualify him for service as a member of the Company’s Board of Directors.

John C. Ruckdeschel, age 71. Mr. Ruckdeschel has served as a Director of the Company since May 2016. Mr. Ruckdeschel currently serves as the Medical Director of Clinical Oncology at Intermountain Healthcare in Salt Lake City, Utah and is a current member of the Medical Advisory Board of the Company. In 2009, Mr. Ruckdeschel joined the Nevada Cancer Institute, where he worked until 2011 when he joined Intermountain Healthcare. In 2001, Mr. Ruckdeschel became Chief Executive officer and Director of Karmanos Cancer Institute in Detroit, Michigan. Mr. Ruckdeschel served on the staff at Albany Medical College for a decade beginning in 1991, before he assumed the role of Chief Executive Officer and Director of the Moffitt Cancer Center in Tampa, Florida. Mr. Ruckdeschel received his B.S. degree in Biology from Rensselaer Polytechnic Institute and his MD from Albany Medical College in New York. He trained as an intern at John Hopkins Medical Center, fulfilled a residency at Boston’s Beth Israel Hospital and completed a fellowship at the National Cancer Institute in Washington D.C. Mr. Ruckdeschel is a fellow of the American College of Physicians as well as the American College of Chest Physicians. Mr. Ruckdeschel has also written and co-written more than 350 publications, book chapters and abstracts, and has given more than 250 invited presentations.

The Board of Directors believes that Mr. Ruckdeschel’s extensive experience as a physician and in management of companies in the medical-related industries qualify him for service as a member of the Company’s Board of Directors.

Robin L. Smith, age 51. Ms. Smith has served as a Director of the Company since February 2017. Ms. Smith serves on the Board of Directors of Rockwell Medical Inc. (NASDAQ: RMTI), BioXCel Corporation, MyND Analytics (formally CNS Response) and Caladrius Biosciences (NASDAQ: CLBS). Ms. Smith has served as President of the Stem for Life Foundation since 2007. From 2003 through 2006, Ms. Smith worked as an advisor to various private and public companies. From 2000 through 2003, Ms. Smith was the President and Chief Executive Officer of IP2M, Inc. From 1998 through 2000, Ms. Smith was the Chief Medical Officer at HealthHelp Network, Inc. Ms. Smith was the Associate Medical Director of Aetna-U.S. Healthcare from 1996 through 1997. Ms. Smith earned a B.A. from Yale University, an MBA from The Wharton School University of Pennsylvania, and an M.D. from Yale University School of Medicine.

The Board of Directors believes that Ms. Smith’s experience as a physician and extensive experience in management and as a director of public and private companies in the medical-related industries qualify her for service as a member of the Company’s Board of Directors.

J. Scott Nixon, age 57. Mr. Nixon, a Certified Public Accountant, has served as a Director of the Company since November 2016. Mr. Nixon retired in 2015 as a partner with PricewaterhouseCoopers (PwC) where he spent over 31 years in various roles including Office Managing Partner and engagement partner over public and private companies in many industries. His career involved providing audit and business advisory services. Mr. Nixon was involved in numerous complex filings with the Securities and Exchange Commission on behalf of his clients. In 2007, Mr. Nixon returned from a four-year assignment in São Paulo, Brazil where he represented various interests of the PwC global firm to the 18 member firms in South and Central America, and led the implementation and compliance of the Sarbanes-Oxley requirements in those countries. Mr. Nixon serves on several boards of directors and is a National Association of Corporate Directors (NACD) Governance Fellow. He holds both a BA and Master of Accounting from Utah State University.

The Board of Directors believes that Mr. Nixon’s expertise in accounting, particularly with respect to public companies, and his management experiences within PricewaterhouseCoopers qualify him for service as a member of the Company’s Board of Directors.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of nine members. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Audit Committee

The Board of Directors approved the formation of an audit committee on July 31, 2013. Three directors comprise the Audit Committee: Scott Nixon (Chairman), Todd Morgan and Robert Raybould. All three members of the committee are independent directors. The Board has determined that Scott Nixon is qualified as an “audit committee financial expert”, as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports. Based upon the Company’s review of the reports required by such persons and amendments thereto furnished to the Company, the Company believes that no reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed. Based on the records of the Company of transactions involving the Company, the Company believes that the following reports should have been filed by the Company’s Section 16 filers during the fiscal year ended December 31, 2016: Forms 4 for three separate issuances to affiliates of Todd Morgan were not filed timely and, to date, have not been filed.

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

Item 11. Executive Compensation

Executive Compensation.

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2016 and 2015. The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2015, (b) the next two most highly compensated executed officers serving as of December 31, 2016 whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons was not an executive officer on December 31, 2016.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Steven C. Eror, President	2016	$290,000	$-	$-	$-	$290,000
	2015	250,000	-	-	-	250,000
Michael Garff, Chief Operating Officer	2016	144,000	-	-	-	144,000
	2015	144,000	-	-	-	144,000

Employment Agreements and Incentive Compensation

Effective August 1, 2013, we entered into an employment agreement contract with Steven C. Eror, our Chief Executive Officer, which employment was amended on March 29, 2017. This agreement, as amended, provides for an annual salary of $290,000. As incentive compensation, the employment agreement provides that Mr. Eror will be granted a stock option with a 10-year term and an exercise price equal to the fair market value of the Common Stock, which shall vest with respect to a number of shares dependent upon when, or if, FDA approval is obtained for the marketing of the Company’s products:

•

1,200,000 shares if FDA approval is obtained on or before January 1, 2018;

•

900,000 shares if FDA approval is obtained after January 1, 2018 and on or before July 1, 2018;

•

600,000 shares if FDA approval is obtained after July 1, 2018 and on or before January 1, 2019;

•

300,000 shares if FDA approval is obtained after January 1, 2019 and on or before January 1, 2020.

The employment agreement also has customary provisions for other benefits and includes protective provisions in favor of the Company, such as 24-month non-competition and non-solicitation provisions and invention assignment provisions. The term of the agreement was extended by the amendment until August 1, 2019, and will be automatically extended for successive one-year periods unless either party to the agreement objects to such extension by written notice to the other party at least 180 days prior to the expiration of the initial term or any extension term. The agreement may also be terminated for cause. The agreement provides for a severance payment to Mr. Eror upon the termination of his employment as follows (a) an amount equal to one-half of the base salary in effect on the date of the termination of the agreement to be paid in cash over six months, and (b) an amount equal to one-half of the based salary in effect on the date of termination to be aid in shares of common stock, at fair market value. The agreement does not include any additional or different provisions addressing change of control events.

Effective August 1, 2013, we entered into an employment contract with Michael Garff, our chief operating officer. This contract provides for an annual salary of $144,000 plus incentive compensation of up to 300,000 shares of common stock and up to $30,000 in cash upon the receipt of regulatory approval in Europe and the United States. The employment contract also has customary provisions for other benefits and includes protective provisions in favor of the Company, such as 12-month non-competition and non-solicitation provisions and invention assignment provisions. The term of the agreement is for a period of three years, and the agreement does not include any severance or change of control provisions. The agreement may be terminated for cause, as defined in the agreement.

Equity Awards

There were no equity awards to either of the named officers during the year ended December 31, 2016. We expect to grant Mr. Eror an award in 2017 consistent with the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, there are no outstanding equity awards for either of the named officers.

Termination/Change of Control Provisions of Employment Agreements

The employment agreements with the named executive officers of the Company do not include any provisions providing for payments upon a change of control. Mr. Eror’s employment agreement provides for a severance payment to Mr. Eror upon the termination of his employment as follows (a) an amount equal to one-half of the base salary in effect on the date of the termination of the agreement to be paid in cash over six months, and (b) an amount equal to one-half of the based salary in effect on the date of termination to be aid in shares of common stock, at fair market value. The agreement does not include any additional or different provisions addressing change of control events.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2016:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid		Stock Awards	Option Awards	Other Compensation	Total
Robert Raybould, Director	$-		$-	$-	$-	$-
Clark Campbell, Director	$-		$-	$-	$-	$-
Tim Treu, Director	$112,000	[1]	$-	$-	$-	$112,000
Todd Morgan, Director	$-		$-	$-	$-	$-
Richard McKeown, Director	$-		$-	$-	$-	$-
Jeffrey S. O'Driscoll, Director	$113,000	[2]	$-	$-	$-	$113,000
John C. Ruckdeschel, Director	$-		$-	$-	$-	$-
Robin L Smith, Director	$-		$-	$-	$-	$-
J. Scott Nixon, Director	$-		$-	$-	$-	$-

(1)

Effective April 30, 2015, Mr. Treu entered into a consulting agreement with the Company to provide marketing services on behalf of the Company, including serving as the Chief Marketing and Sales Officer of the Company. Pursuant to this consulting agreement, Mr. Treu earned $112,000 during the period from April 30, 2015 through December 31, 2016.

(2)

Effective March 9, 2015, Mr. O’Driscoll entered into a consulting agreement with the Company to provide medical advisory services on behalf of the Company, including serving as the Chief Medical Officer of the Company. Pursuant to this consulting agreement, Mr. O’Driscoll earned $113,000 during the period from March 9, 2015 through December 31, 2016.

Director Compensation Arrangements

Each member of the Board of Directors is awarded shares of common stock for services on the Board. Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services. Shares awarded are issued to the recipient and vest over the term of services, provided that such forfeiture may be waived by the Board of Directors in its discretion. In the event of early termination of services and not serving for the full term over which the shares vest, a pro rata portion of the shares are required to be returned to the Company, unless such obligation is waived by the Board of Directors in its discretion.

Under the compensation principles approved by the Board of Directors, shares of common stock are awarded to directors as follows:

1.

The chairman of the Board of Directors receives an award of 200,000 shares of common stock for each year of service.

2.

Other members of the Board of Directors receive an award of 40,000 shares of common stock for each year of service.

3.

Members of the Board of Directors who also serve on the executive committee receive an additional award of 50,000 shares of common stock for their term of 24 months, but may be awarded additional shares of common stock to the extent the Board of Directors determines that their services exceed that normally expected from a director serving on an executive committee.

4.

Members of the Board of Directors who also serve on the medical advisory board receive an additional award of 15,000 shares of common stock for each year of service.

Notwithstanding the foregoing, no such shares were approved or granted during 2016 with respect to any of the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 17, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 25,659,409 shares of our common stock issued and outstanding as of April 17, 2017. Unless otherwise indicated, the address of each person listed is in care of ProLung, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership(1) (2)	Percent of Class
Steven C. Eror, Chief Executive Officer and Director	Common	1,444,006	5.6%
Michael Garff, Chief Operating Officer	Common	475,000	1.1%
Robert W. Raybould, Director	Common	1,748,015	6.8%
Clark Campbell, Director	Common	1,112,688	4.3%
Todd Morgan, Director	Common	1,367,500	5.3%
Richard McKeown	Common	525,000	2.0%
Jeffrey S. O’Driscoll	Common	155,000	0.6%
Robin L. Smith, Director	Common	30,000	0.1%
John C. Ruckdeschel, Director	Common	70,000	0.3%
J. Scott Nixon	Common	0	0.1%
All Officers and Directors As a Group (ten persons)	Common	6,927,209	27.0%

(1)

The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)

Each member of the Board of Directors is awarded shares of common stock for services on the Board. Additionally, members of the Board of Directors that serve on the executive committee or on the medical advisory board are awarded additional shares of common stock for these services. Shares awarded are issued to the recipient and vest over the term of services. In the event of early termination of services and not serving for the full term for which the shares were awarded, a pro rata portion of the shares are required to be returned to the Company. The number of unvested shares included in the table above is 872 shares for Mr. Campbell.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.

Consulting Agreements – Members of Board of Directors

During the year ended December 31, 2015, we entered into consulting agreements with two of the members of our board of directors, Jeffrey S. O’Driscoll and Tim Treu. Under the agreements, Mr. O’Driscoll agreed to provide medical advisory services and Mr. Treu agreed to provide marketing services. The consulting agreements may be terminated by either the Company or by the consultant at any time and for any reason. During the year ended December 31, 2016, Mr. Treu’s agreement was terminated after he was paid $48,000 and Mr. O’Driscoll was paid $113,000 under his consulting agreement, for a total of $161,000 for the year ended December 31, 2016. Subsequent to year end, we entered into an agreement with Robin Smith, member of the board of directors. Under the agreement, Mr. Smith agreed to provide certain business and financial matter services.

Related-Party Note Payable

During the year ended December 31, 2016 the Company issued notes to related parties for $210,000. Also during the year ended December 31, 2016, $105,000 of those notes were paid back along with interest and fees of $3,089.

On December 18, 2015, we entered into a Patent Assignment Agreement for the acquisition of certain patent application rights. Prior to the execution of the Patent Assignment Agreement, Robert W. Raybould, a member of our board of directors, advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement. The terms of the advance were not initially established such as the interest rate, the security, or the conversion terms. Later in December 2015, the Company repaid $25,000 of the advance and the remaining $25,000 was repaid in January 2016. There was no interest paid on the advance during the period that the advance was outstanding.

Consulting Agreement – Leavitt Partners, LLC

Effective July 1, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Leavitt Partners, LLC (“Leavitt Partners”) pursuant to which Leavitt Partners agreed to provide strategic consulting services to the Company. The Consulting Agreement provided that we would appoint Richard McKeown, the chief executive officer of Leavitt Partners, to our board of directors. The Consulting Agreement has a term of four years, but may be terminated by either party as of the first, second, or third anniversary date of the Consulting Agreement, without cause and in the sole discretion of either party. As consideration for the services, in two transactions during the year ended December 31, 2014, the Company issued warrants to Leavitt Partners to purchase 900,000 shares of common stock of the Company. During the three months ended September 30, 2014, the Company issued a warrant, as amended, to purchase 225,000 shares, with all of the shares under the amended warrant exercisable as of September 1, 2014. During the three months ended December 31, 2014, the Company issued a second warrant to Leavitt Partners to purchase 675,000 shares of common stock of the Company. This second warrant has an exercise price of $0.50 per share and vests with respect to 15,000 shares per month commencing October 1, 2014. The Consulting Agreement provided that the warrants would stop vesting upon termination of the Consulting Agreement. The warrants have an exercise price of $0.50 per share and expire 10 years after issuance.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, Steve C. Eror, Robin Smith, Richard McKeown, or Jeffrey S. O’Driscoll are not independent due to material employment or consulting arrangements with the Company. All other directors, namely Robert Raybould, Clark Campbell, Todd Morgan, John Ruckdeschel, and J. Scott Nixon are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of MaloneBailey, LLP (“MaloneBailey”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.

	2016	2015
Audit Fees	$40,000	$40,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$40,000

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

The Audit Committee (or the Board of Directors, functioning as the Audit Committee, prior to the establishment of the Audit Committee) has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee), approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2016 and 2015 of the independent auditors to render audit or non-audit services were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.

Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated Balance Sheets as of December 31, 2016 and 2015

•

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

•

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

•

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

•

Notes to the Consolidated Financial Statements

2.

Financial Statements Schedule. Not applicable.

3.

Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC. AND SUBSIDIARY

(FORMERLY FRESH MEDICAL LABORATORIES, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fresh Medical Laboratories, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Fresh medical Laboratories, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Medical Laboratories, Inc. and its subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Consolidated Balance Sheets
	December 31,
	2016		2015
Assets
Current Assets
Cash	$28,922	$	$ 451,526
Accounts receivable, net of allowance for doubtful accounts of $0 and $194,467, respectively	-		-
Inventory	-		35,174
Prepaid expenses	8,831		30,520
Total Current Assets	37,753		517,220

Inventory, noncurrent	291,559		206,722
Property and equipment, net of accumulated depreciation	82,917		106,541
Intangible assets, net of accumulated amortization	165,738		175,300

Total Assets	$577,967		$1,005,783

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$358,477		$97,849
Accrued liabilities	264,698		138,683
Related-party notes payable	105,000		25,000
Current portion of long-term debt	32,000		189,389
Total Current Liabilities	760,175		450,921

Long-Term Liabilities
Long-term debt, net of current portion	2,653,370		3,206,931
Total Long-Term Liabilities	2,653,370		3,206,931

Total Liabilities	3,413,545		3,657,852

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value; 40,000,000 shares authorized; 24,006,515 shares and 21,525,126 shares issued and outstanding, respectively	24,007		21,525
Additional paid-in capital	13,226,048		10,636,583
Accumulated deficit	(16,085,633)		(13,310,177)
Total Stockholders' Deficit	(2,835,578)		(2,652,069)

Total Liabilities and Stockholder' Deficit	$577,967		$1,005,783

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Consolidated Statements of Operations
	For the Years Ended December 31,
	2016	2015
Revenues:
Revenue	$8,800	$19,450

Total revenue	8,800	19,450

Cost of revenue	10,193	15,563

Gross margin	(1,393)	3,887

Operating expenses:
Research and development expense	1,219,189	1,250,723
Selling, general and administrative expense	1,288,960	1,257,557
Total operating expenses	2,508,149	2,508,280

Loss from operations	(2,509,542)	(2,504,393)

Other expense:
Interest expense	(265,914)	(271,984)
Foreign currency exchange loss, net	-	(24,093)
Total other expense	(265,914)	(296,077)

Net loss	$(2,775,456)	$(2,800,470)

Basic and diluted loss per share	$(0.12)	$(0.14)

Weighted-average common shares outstanding, basic and diluted	22,739,569	20,344,262

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2015 and 2016
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2014	19,730,052	$19,730	$9,075,590	$(10,509,707)	$(1,414,387)
Stock-based compensation	-	-	255,915	-	255,915
Common stock issued for cash	294,000	294	146,706	-	147,000
Common stock issued for cash	1,235,278	1,235	925,225	-	926,460
Common stock issued pursuant to bill of sale and patent assignment agreements	150,000	150	112,350	-	112,500
Common stock issued for conversion of note and accrued interest	95,283	95	61,839	-	61,934
Issuance of warrants under consulting agreement	-	-	43,594	-	43,594
Common stock issued for services	20,513	21	15,364	-	15,385
Net loss	-	-	-	(2,800,470)	(2,800,470)
Balance, December 31, 2015	21,525,126	21,525	10,636,583	(13,310,177)	(2,652,069)
Stock-based compensation	-	-	262,474	-	262,474
Common stock issued for cash and warrants, net of offering costs	1,106,952	1,107	1,497,624	-	1,498,731
Common stock issued upon conversion of debt and accrued interest	1,251,504	1,252	812,225	-	813,477
Common stock issued to placement agent	103,166	103	(103)	-	-
Common stock issued for service	19,767	20	17,245	-	17,265
Net loss	-	-	-	(2,775,456)	(2,775,456)
Balance, December 31, 2016	24,006,515	$24,007	$13,226,048	$(16,085,633)	$(2,835,578)

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,775,456)	$(2,800,470)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	33,186	10,923
Stock-based compensation	279,739	343,488
Obsolete inventory	10,193	-
Impairment loss	-	50,000
Provision for doubtful accounts	-	102,282
Change in assets and liabilities:
Accounts receivable	-	52,517
Inventory	(59,856)	(31,422)
Prepaid expenses	21,689	(20,474)
Accounts payable	260,628	(7,467)
Accrued liabilities	196,542	(255,719)
Net cash flows from operating activities	(2,033,335)	(2,556,342)

Cash flows from investing activities:
Payments for property and equipment	-	(164,489)
Net cash flows from investing activities	-	(164,489)

Cash flows from financing activities:
Issuance of common stock and warrants for cash, net of offering costs	1,498,731	1,073,460
Proceeds from issuance of convertible debentures	-	2,000,000
Proceeds from issuance of convertible notes payable	-	1,206,931
Payments on convertible notes payable	-	(40,000)
Payments on notes payable	-	(1,097,078)
Proceeds from notes payable	32,000	-
Proceeds from related party debt	210,000	50,000
Payments on related party debt	(130,000)	(25,000)
Net cash flows from financing activities	1,610,731	3,168,313

Net increase (decrease) in cash	(422,604)	447,482
Cash at beginning of period	451,526	4,044
Cash at end of period	$28,922	$451,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,170	$524,544
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$813,477	$61,934
Stock issued to placement agent	$103	$-
Common stock issued to acquire property and equipment, and intangible assets	$-	$112,500

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLungdx.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the marketing and sales of precision predictive analytical medical devices specializing in the lung cancer. The Company’s principal activities are primarily developing markets for its products, securing strategic alliances and obtaining financing.

Principles of Consolidation – During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying financial statements from the date of its formation.

Basis of Presentation – The Company has incurred losses for the past several years while pursuing the development of its primary predictive analytical medical device, and approval from the U.S. Food and Drug Administration (FDA) to market the device, while also developing markets outside the United States. The Company incurred net losses of $2.8 million in 2016 and 2015. Cash used in operating activities was $2.0 million and $2.6 million in 2016 and 2015, respectively. Historically, operations have been funded primarily through the sale of equity or debt securities. Should management continue to fund operations at similar levels, additional equity or debt securities would need to be sold, or other financing arrangements made.

The Company has the ability to maintain current levels of spending or reduce expenditures significantly if funding is not available. Additionally, should FDA approval be obtained, the Company could execute on an aggressive marketing plan that would require significant additional funding; however, this plan would not begin until funding is in place.

As discussed in Note 13, subsequent to December 31, 2016, the Company sold 2,556,634 units from its on-going Private Placement Memorandum for approximately $3.4 million. Additionally, the Company converted outstanding debt of approximately $1.3 million to equity, and paid debt and accrued interest of approximately $0.5 million. Therefore, approximately $1.8 million of liabilities on the December 31, 2016 balance sheet were converted to equity or repaid subsequent to December 31, 2016.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments – Certain notes payable bear interest rates that are not market interest rates given the risks associated with a company in the early stage of its development. However, for notes payable which are classified among current liabilities due to their relatively short terms remaining to the notes’ maturity dates as of December 31, 2016, the carrying value of those notes payable approximates their fair value. For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Research and Development – The Company expenses research and development costs as incurred. Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, and materials and supplies.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2016 or 2015.

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheets although all inventory is ready and available for sale at any moment. During 2016 and 2015, the Company critically reviewed all inventory for impairment.

Property and Equipment – Property and Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years.

Intangible Assets – As further discussed in Note 9 to these consolidated financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement. These intangible assets will be amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition – The Company commenced selling the EPN Scan during the year ended December 31, 2014. The Company recognizes revenue from the sale of the EPN Scan when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company recognizes revenue from licensing arrangements on a straight-line basis over the contractual term of the arrangement or the expected period during which the specified services will be performed, whichever is longer. However, for licensing arrangements where there are no future service obligations, the licensing income is recognized upon receipt of the consideration under the arrangement.

Trade Receivables and Credit Policies – Accounts receivable are recorded at the invoiced amount, with foreign currencies reflected in U.S. dollars (based on the exchange rate on the date of sale and adjusted to current exchange rates at the end of each reporting period), and do not bear interest. The Company uses an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in accounts receivable. Account balances will be charged off against the allowance when the account receivable is considered uncollectible. The allowance for doubtful accounts is an estimate that is particularly susceptible to change in the near term. During the years ended December 31, 2016 and 2015, the Company recorded a provision for doubtful accounts in the amount of $0 and $102,282, respectively, for accounts receivable that had not been collected and were overdue at that date. At December 31, 2016 and 2015, the allowance for doubtful accounts is $0 and $194,467, respectively.

Employee Stock-based Compensation – The Company accounts for employee stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-based Compensation – The Company accounts for non-employee stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2016 and 2015, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2016 and 2015, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Years Ended
	December 31,
	2016	2015
Warrants to purchase shares	3,447,386	1,423,211
Restricted common stock grants	872	253,670
Convertible debentures	2,198,850	3,253,279
Convertible notes	1,641,692	1,609,242

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Foreign Currency Policy – Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated into the Company’s functional currency at the rates prevailing on the balance sheet date. Exchange differences arising on the settlement of monetary items, and on the retranslation of monetary items, are reported as Other income (expense) and included in Net loss for the period. The Company recorded a foreign currency exchange loss of $24,093 for the year ended December 31, 2015.

Related Parties – The Company discloses related party transactions in accordance with ASC 850, “Related Party Disclosures.” All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

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

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the years ended December 31, 2016 and 2015. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following:

	December 31,
	2016	2015

Raw materials	$69,264	$76,925
Work in progress	31,185	58,376
Finished goods	191,110	106,595

Total inventory	291,559	241,896
Less carrying value of inventory not deemed to be a current asset	291,559	206,722

Inventory, included in current assets	$-	$35,174

In an effort to create a unified marketing image, inventory recorded at $10,193, which consisted of older packaging materials was written off during the year ended December 31, 2016 and is reported as cost of revenues in the accompanying statement of operations.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015:

		December 31,
	Life	2016	2015

Computer equipment	3 years	$19,787	$19,787
Office equipment	3 to 5 years	13,852	13,852
Tooling	5 years	92,228	92,228

		125,867	125,867
Less accumulated depreciation		(42,950)	(19,326)

Property and equipment, net		$82,917	$106,541

Depreciation expense for the years ended December 31, 2016 and 2015 was $23,624 and $10,923, respectively.

Effective January 2014, the Company entered into a Master Services Agreement (the “Agreement”) with an entity that provides consulting and professional services to develop an internet-based customer service portal. The entity is owned and managed by a former director of the Company. By December 31, 2015, the Company had paid a total of $50,000 under the Agreement in full satisfaction of amounts owed for services provided under the Agreement. With this payment, the Agreement was terminated. With the termination of the Agreement, management evaluated the status of this project in light of its plan for the future development and completion of the project and concluded that the $50,000 of costs paid and recorded will not have a significant future benefit. Accordingly, an impairment loss of $50,000 was recorded at December 31, 2015.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015

Accrued interest	$234,405	$115,627
Accrued royalties	17,873	5,183
Accrued payroll and payroll taxes	12,420	17,873

Total accrued liabilities	$264,698	$138,683

Related party accrued interest was 35,519 and 1,012 at December 31, 2016 and 2015 respectively.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5 –Short and Long-term Debt

Short and Long-term debt is summarized as follows:

	December 31,
	2016	2015

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018; $742,950 was converted to common stock during the year ended December 31, 2016	$1,257,050	$2,000,000

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; due June 30, 2018	189,389	189,389

Unsecured Note payable; interest at 10.00% per annum; due on demand	32,000	-

Total long-term debt	2,685,370	3,396,320

Less: current portion	32,000	189,389

Long-term debt, net of current portion	$2,653,370	$3,206,931

During the year ended December 31, 2016, notes totaling $32,000 became due. These notes are now considered due on demand and are recorded as current notes payable.

Maturities on long-term debt are as follows:

Year ending December 31,
2017	$32,000
2018	1,446,439
2019	-
2020	1,206,931
2021	-

Note Payable Secured by the Assets of the Company

During the year ended December 31, 2015, the Company paid off the remaining principal of a master note to a shareholder of $929,536 and accrued interest of $310,770. Total interest expense related to this note for the year ended December 31, 2015 was $87,028.

Other Convertible Notes

During the year ended December 31, 2015, one note payable in the amount of $40,000 and related accrued interest of $9,837 were paid off for cash. During the year ended December 31, 2015, a note payable in the amount of $50,000 and related accrued interest of $11,934 was converted into 95,283 shares of the Company’s common stock, at $0.65 per share.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note Payable to a Relative of an Executive Officer

At December 31, 2016 and 2015, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. During the year ended December 31, 2015, the Company paid $356,931 to the note holder, which paid all accrued interest in the amount of $189,389 as of the date of the payment and the remainder of the payment was applied to reduce the principal of the note by $167,542, leaving a balance of $189,389. The note is secured by all the assets of the Company, bears interest at 15 percent per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was extended on June 30, 2016 and is now due September 30, 2018. The balance of accrued interest at December 31, 2016 and 2015 was $29,498 and $1,012, respectively. As part of the extension of the due date, the Company analyzed the note and determined that the change in due date did not qualify as a debt modification under generally accepted accounting principles and accordingly, classified the note as long-term. As described in Note 13, the remainder of the principal and interest was either converted or repaid subsequent to year end.

Convertible Debentures

In 2015, the Company issued $2,000,000 in Convertible Debentures. The Convertible Debentures are unsecured and bear interest at the rate of 8% per annum. Principal and accrued interest are due on the maturity date, which is May 1, 2018. The holder of the Convertible Debenture is entitled, at its option, to convert all or any portion of the outstanding principal of the Convertible Debenture into shares of the Company’s common stock at a conversion price of $0.65 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. The Company evaluated the Convertible Debentures for consideration of any beneficial conversion features as required under generally accepted accounting principles. The Company determined that there was no beneficial conversion feature.

As further described in Note 6 to these consolidated financial statements, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with an offering of common stock. Additionally, the Placement Agent Agreement provides for potential compensation to the Placement Agent in connection with the future conversion of the Convertible Debentures into shares of common stock of the Company. Upon the conversion of the Convertible Debentures, the Company shall issue the Placement Agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share. On a quarterly basis, the Placement Agent will be issued a warrant to purchase one share of common stock for each $0.81 of the principal amount of the Convertible Debentures converted into common stock during the quarter, with the maximum number of warrants issuable under the Placement Agreement limited to 2,463,460 shares of the Company’s common stock. The term of the warrants shall be for a period of 36 months from the date of issuance.

As of December 31, 2016, $742,950 of principal and accrued interest of $70,525 were converted into 1,251,504 shares of common stock. As described in Note 13, the remainder of the principal and interest was either converted or repaid subsequent to year end.

Convertible Notes Payable

On November 6, 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. In the same transaction, the investment entities purchased an aggregate of 66,666 shares of common stock for a purchase price of $50,000, or $0.75 per share. The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date. The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share. If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share. Proceeds from the Convertible Notes were to be used for the purpose of retirement of long-term debt. The Company evaluated the Convertible Notes for consideration of any beneficial conversion features as required under generally accepted accounting principles. The Company determined that there was no beneficial conversion feature.

Other Notes Payable

On August 16, 2016, the Company issued an unsecured bridge note to an individual for $32,000 with an interest rate of 8%. This note was originally due on September 30, 2016, and is now due on demand. As of December 31, 2016, there is a balance of $1,461 in accrued interest related to this note. As described in Note 13, this principal and interest was repaid subsequent to year end.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Related-Party Notes Payable

During the year ended December 31, 2016 the Company issued notes to related parties for $210,000. Also during the year ended December 31, 2016, $105,000 of those notes were paid back along with interest and fees of $3,089.

On December 18, 2015, the Company entered into a Patent Assignment Agreement for the acquisition of certain patent application rights. Prior to the execution of the Patent Assignment Agreement, a member of the Company’s board of directors advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement. The advance did not bear interest, was unsecured, and did not offer conversion terms at any time. In December 2015, the Company repaid $25,000, and as described in Note 13, the remainder of the principal and interest was repaid subsequent to year end.

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2016 and 2015, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 7 – Common Stock

Common Stock Issued for Cash

The Company signed a Private Placement Memorandum dated December 28, 2015 to offer a maximum of 3,500,000 shares of its common stock at a price of $1.50 per share. On July 7, 2016, the board of directors authorized changing the offering to be units of one share of common stock and one warrant, sold for a price of $1.50 per unit. This change was applied retroactively to all purchasers under the Private Placement Memorandum. The units are being offered on a “best efforts” basis. During the year ended December 31, 2016, 1,106,952 units were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $1,498,731 from the offering.

Concurrently with the Private Placement Memorandum, the Company entered into a Placement Agent Agreement, effective December 28, 2015, that provides for compensation to a Placement Agent in connection with the offering of common stock. Pursuant to the Placement Agent Agreement, the Company will pay the Placement Agent a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these provisions, with the release of shares described in the previous paragraph, the Company incurred commission fees to the Placement Agent of $166,043 and has issued the Placement Agent 103,166 shares of common stock. The Placement Agent will also receive an expense allowance of up to $10,000 to reimburse it for direct out-of-pocket costs related to the offering and the Escrow Agent was paid $1,000 for services in connection with the offering. Legal fees of $6,949 were also paid in connection with the offering.

During the three months ended March 31, 2015, the Company issued 294,000 shares of common stock for cash. Proceeds from these issuances total $147,000, or $0.50 per share.

During the nine months ended December 31, 2015, the Company issued 1,235,278 shares of common stock for cash. Proceeds from these issuances total $926,460, or $0.75 per share. Certain of these issuances were the result of the Company receiving proceeds in excess of the number of Convertible Debentures authorized by the Company’s board of directors. These investors opted to purchase shares of common stock in the Company at $0.75 per share in accordance with the provisions of the convertible debentures.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2016, certain convertible debenture holders exercised their right and converted $742,950 of principal and $70,527 of accrued interest into common stock. The Company issued 1,251,504 shares of common stock at $0.65 per share in accordance with the provisions of the convertible debentures.

During the year ended December 31, 2015, a convertible note payable in the amount of $50,000 and related accrued interest of $11,934 was converted into 95,283 shares of the Company’s common stock, at $0.65 per share.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Common Stock Issued Pursuant to Bill of Sale and Patent Assignment Agreements

On December 18, 2015, the Company entered into a Bill of Sale Agreement and a Patent Assignment Agreement with an individual. Pursuant to the two agreements, the Company acquired a) inventory with an estimated value of $2,200; b) molds with an estimated value of $35,000; and c) certain patent application rights with an estimated value of $175,300. Total consideration given for these assets was cash in the amount of $100,000 and 150,000 shares of the Company’s common stock, valued at $0.75 per share, or $112,500. The value assigned to the common stock was based on the price per share that common stock was most-recently issued to third parties for cash.

Common Stock Issued for Services

Periodically, the Company issues restricted common stock grants to directors, officers and consultants as compensation for future services. During the year ended December 31, 2016, the Company recognized $126,400 in stock compensation expense related to the amortization of this deferred compensation. During the year ended December 31, 2015 the Company issued 20,513 shares to employees, directors, and consultants as compensation for current services. The Company recognized stock-based compensation of $15,385 ($0.75 per share) for the year ended December 31, 2015.

In addition, during the year ended December 31, 2016, the Company issued 19,767 shares of common stock with a total value of $17,265 to two consultants for services rendered.

The Company recognized stock-based compensation related to the shares issued to directors, officers and consultants for the year ended December 31, 2015 of $255,915.

A summary of the status of the Company’s restricted common stock grants as of December 31, 2016 and changes during the year then ended, is presented below:

		Weighted
	Restricted	Average
	Common	Common
	Stock	Stock
	Grants	Price

Balance at December 31, 2014	765,500	$ 0.50
Awarded	-	-
Vested	(511,830)	0.50

Balance at December 31, 2015	253,670	0.50
Awarded	-	-
Vested	(252,798)	0.50

Balance at December 31, 2016	872	$ 0.50

As of December 31, 2016, there was $436 of total unrecognized compensation cost related to the restricted common stock grants and the stock-based compensation arrangements awarded to directors, officers, and consultants. That cost is expected to be recognized over a weighted-average period of 0.02 years.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Total stock-based compensation expense from all sources for the year ended December 31, 2016 and 2015, including stock-based compensation for the warrants and related amortization discussed below in Note 8, has been included in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2016	2015

Research and development expense	$166,626	$165,342
Selling, general and administrative expense	113,114	178,146

Total share-based compensation	$279,739	$343,488

Note 8 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values warrants based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the consolidated financial statements. The fair value of warrants was estimated using the Black-Scholes option pricing model with volatility based on peer group companies. The fair value of the warrants that vested during the year ended December 31, 2016 was $0.76 per share. The fair value of the warrants that vested during the year ended December 31, 2015 was $0.402 per share. Management used the following inputs to value the warrants for the year ended December 31, 2016:

	For the Years Ended December 31,
	2016	2015
Expected life	4.5 years	5.2 years
Exercise price	$0.50	$0.50
Expected volatility	124%	71%
Expected dividends	None	None
Risk-free interest rate	1.33%	1.70%

The Company recognized $136,074 of share-based compensation and additional paid in capital during the year ended December 31, 2016 and $43,594 of share-based compensation and additional paid-in capital in addition to $28,594 in amortization related to the vesting of warrants for the year ended December 31, 2015.

Pursuant to the Private Placement Memorandum discussed in Note 7, the Company issued, to the investors, one warrant to purchase a share of common stock at a price of $1.50 for each share purchased. The Company issued 1,106,952 warrants under these terms. The fair value of warrants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.02%, expected volatility 141%, expected life 2.12 years, expected dividend yield of zero. The proceeds of the private placement were allocated to the stock and warrants based on their relative fair values with $688,644 being allocated to the warrants.

In addition, as noted in Note 7 above, the Private Placement Memorandum requires the Company to issue, to the Placement Agent, a warrant to purchase one share of common stock at a price of $0.65 for each $0.81 of the principal amount of the outstanding 8% Convertible Debentures that is converted into Common Stock of the Company. During the year ended December 31, 2016, certain convertible debenture holders exercised their right and converted $742,950 of principal which resulted in 917,223 warrants issued to the Placement Agent.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

A summary of warrant activity for the years ended December 31, 2016 and 2015 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2014	1,423,211	$ 0.54	8.3 years	$ 17,640
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2015	1,423,211	$ 0.54	7.3 years	$ 213,364
Issued	2,024,175	1.26
Exercised	-	-
Expired	-	-

Outstanding at September 30, 2016	3,447,386	$ 0.88	4.2 years	$ 546,333

The intrinsic value at December 31, 2016 is calculated at $0.85 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 9 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300 comprised of $62,800 in cash and 150,000 shares of common stock. These patents will be amortized at a rate of $797 per month, or $9,562 per year, over the 220-month remaining life of the patents. During the years ended December 31, 2016 and 2015 the Company recognized amortization expense of $9,562 and $0, respectively.

Note 10 – Commitments and Contingencies

Consulting Representation Agreement

On January 1, 2016, the Company entered into a Consulting Representation Agreement with two consultants located in the European Union. Pursuant to the Consulting Representation Agreement, the consultants agreed to complete certain marketing milestones related to relationship development with key government and regulatory officials in the European Union and the introduction and marketing of the Company’s products to potential medical, clinical and hospital customers of the member states of the European Union. This Consulting Representation Agreement was terminated during the year ended December 31, 2016 due to failure of the consultants to perform. During the year ended December 31, 2016, the Company has issued 10,000 shares of common stock in accordance with this agreement.

Lease Agreement

The Company leases office space under an agreement that expires in 2017, with an option to renew with a 3% annual rent escalation. Monthly rental payments as of December 31, 2016 are $3,940 per month.

Lease expense charged to operations for the years ended December 31, 2016 and 2015 was $49,469 and $48,649, respectively.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

License Agreement

The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology. The minimum expenditure of $4,750,000 was achieved. At December 31, 2016 and 2015, accrued royalties under this license agreement total $17,873, respectively.

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2016 and 2015:

	2016	2015

Net operating losses	$4,772,600	$3,776,478
Research and development credit carryforward	129,500	75,004
Related-party accruals	2,300	-
Allowance for doubtful accounts	-	75,842
Stock based compensation	-	57,253
Depreciation and amortization	15,500	(4,477)
Valuation allowance	(4,919,900)	(3,980,100)
Net deferred tax asset	$-	$-

As of December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2016 and 2015 is set forth below:

	2016	2015

Net loss	$(105,100)	$(952,160)
Depreciation	6,400	(20,984)
Meals & entertainment	1,500	197
Non-deductible expenses	102,400	10,189
Valuation allowance	939,800	960,984
Benefit from Income Taxes	$-	$-

As of December 31, 2016, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $12.2 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2017 through 2036. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2012. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2010. During the years ended December 31, 2016 and 2015, the Company did not incur interest and penalties.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 – Other Related Party Transactions

During the year ended December 31, 2016, the Company has consulting agreements in place with two of the members of its board of directors. These directors provide marketing and medical advisory services. One of the agreements was terminated during the year ended December 31, 2016. The remaining consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason. During the year ended December 31, 2016, these directors were paid a total of $161,000 under these agreements.

Note 13 – Subsequent Events

The Company evaluated all subsequent events that occurred after the balance sheet date through April 17, 2017, the date its financial statements were available to be issued, and concluded there were additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

Subsequent to December 31, 2016, the remaining balance of the note payable to a relative of an executive officer was converted or repaid as follows: 1) the Company issued 66,667 shares of common stock as well as 66,667 warrants to purchase stock at a price of $1.50 for conversion of debt principal of $100,000, and 2) the Company repaid the remaining principal of $89,389 and accrued interest payable of $39,071. Any and all security interest held by the noteholder was released to the Company.

Subsequent to December 31, 2016, the remaining balance of convertible debentures was converted or repaid as follows: 1) the Company issued 1,124,048 shares of common stock for conversion of debenture principal of $991,550 and accrued interest payable of $147,428, and 2) the Company repaid the remaining principal of $265,500 and accrued interest payable of $41,607.

Subsequent to December 31, 2016, the Company repaid the other note payable of $32,000.

Subsequent to December 31, 2016, the remaining balance of the related-party notes payable were converted or repaid as follows: 1) the Company issued 40,000 shares of common stock as well as 40,000 warrants to purchase stock at a price of $1.50 for conversion of debt principal of $60,000, and 2) the Company repaid the remaining principal, interest and fees of $52,300.

Subsequent to December 31, 2016, the Company sold 2,556,634 shares for cash received of $3,384,952.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC. (FORMERLY FRESH MEDICAL LABORATORIES, INC.)

April 17, 2017	By: /s/ Steven C. Eror
Date	Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

April 17, 2017	By: /s/ Steven C. Eror
Date	Steven C. Eror,
(Principal Financial Officer and Principal Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven C. Eror Steven C. Eror	Chief Executive Officer, President and Director	April 17, 2017
/s/ J. Scott Nixon J. Scott Nixon	Director	April 17, 2017
/s/ Robert W. Raybould Robert W. Raybould	Director	April 17, 2017
/s/ Clark Campbell Clark Campbell	Director	April 17, 2017
/s/ Todd Morgan Todd Morgan	Director, Chairman of Board of Directors	April 17, 2017

/s/ Richard McKeown Richard McKeown	Director	April 17, 2017

/s/ Jeffrey S. O’Driscoll Jeffrey S. O’Driscoll	Director	April 17, 2017

/s/ Robin L. Smith Robin L. Smith	Director	April 17, 2017

/s/ John C. Ruckdeschel John C. Ruckdeschel	Director	April 17, 2017

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(7)
3.2	By-Laws(1)
4.1	Form of Warrant, Issued from April 2010 to March 2011(1)
4.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(5)
4.2.1	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(6)
4.2.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(8)
4.3	Warrant to Purchase Common Stock Issued to William A. Fresh(8)
10.1	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005(2)
10.1.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(2)
10.1.2	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(2)
10.1.3	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(2)
10.2	Master Note with Brett M. Error dated June 30, 2011(2)
10.2.1	Amendment to Master Note with Brett M. Error, dated March 27, 2014(3)
10.3	Form of Eight Percent Convertible Debenture, dated _______, 2012(3)
10.4	Revised Master Loan Agreement, issued May 1, 2012 to William A. Fresh(3)
10.4.1	Amended and Restated Master Loan Agreement and Promissory Note with William Fresh(9)
10.5	Employment Agreement with Steven C. Eror, dated as of August 1, 2013(3) #
10.6	Employment Agreement with Michael Garff, dated as of August 1, 2013(3) #
10.7	Lease Agreement dated April 25, 2014 between Frodsham Real Estate L.L.C. and Fresh Medical Laboratories, Inc.(4)
10.8	Master Services Agreement, dated January 11, 2014, with Corradiance, LLC(4)
10.9	Form of Eight Percent (8%) Convertible Debenture, dated ________, 2015(8)
10.10	Form of Convertible Notes issued in November 2015(10)
10.11	Consulting Agreement dated April 30, 2015 with Tim Treu*
10.12	Consulting Agreement dated March 9, 2015 with Jeffrey S. O’Driscoll*
10.13	Placement Agent Agreement dated December 30, 2015 with ACAP Financial Inc
14.1	Company Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

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