Form 10-K/A
period 2016-12-31
PROLUNG INC
filed 2017-04-19
CIK 1541884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

11

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

Symptomatic:

Each year 225,500 are diagnosed with lung cancer. Approximately 90 percent of lung cancer patients are symptomatic at presentation (~200,250).8

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

European Market – potential market of 30 million patients

The European Union and European Free Trade Association Countries represent 510 million individuals and 31 member states. Europe has some of the highest smoking prevalence of any region in the world which has led to a high prevalence of lung cancer. In 2012, the World Health Organization estimates that 268,000 individuals died from lung cancer and that more than 313,000 cases were diagnosed in the European Union. According to the International Association for the Study of Lung Cancer, lung cancer rates in Europe will outreach other leading cancers. Among European women in particular, it is estimated lung cancer rates might reach or outnumber those of breast cancer with predicted lung cancer rates rising 9 percent to 14/100,000 in 2015, while other cancer rates are trending downward.

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

Competition

The development and commercialization of new products to improve the accuracy and efficiency of risk stratification of lung cancer is competitive and we expect considerable competition from major medical device companies, laboratory biomarker tests, and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer identification tests. Potential competing technologies include, but are not limited to; breath markers, sputum cytology12 and DNA related markers, blood markers13, radiography and CT imaging.

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

•

Results. Final results included the identification and internal validation of an algorithm capable of 90 percent sensitivity (correctly identifying 26 of 29 malignant masses), 92 percent specificity (correctly identifying 11 or 12 non-malignant masses), and Receiver Operating Characteristic (“ROC”) area (combined sensitivity and specificity) of 90 percent (correctly identifying 37 of 41 patients overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012 edition of the Journal of Thoracic Oncology.18

IV. MULTICENTER STUDY OF THE PROLUNG TEST – Multicenter (ongoing)

•

Description. ProLung is engaged in a multicenter study to demonstrate safety and efficacy of the ProLung Test in the lung cancer risk stratification of patients with pulmonary lesions identified by CT. As of April 2017, 335 patients have been enrolled at 12 premier cancer research centers. The centers include: MD Anderson, Stanford, Huntsman Cancer Institute, Henry Ford Hospital, University of California Los Angeles Medical Center, Loyola, Greater Baltimore Medical Center, Intermountain Healthcare, University of California San Diego, Wake Forest, University of Minnesota Masonic Cancer Center and Providence Healthcare.

There are three Specific Aims of this study:

1.

Optimize and confirm the stability of the ProLung Test risk-stratification algorithm in patients with a diagnosis.

2.

Externally validate the efficacy of the ProLung Test risk-stratification algorithm by comparing the test result to the conclusive patient diagnosis.

3.

Assess the safety and tolerability of the ProLung Test procedures.

______________________

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

We intend to actively pursue our patent opportunities in the U.S. and abroad. Product specific patents may be filed for all final products and issuance may correspond closely with regulatory agency approval to provide the longest proprietary protection. Existing patent applications of the Company and BMC, from whom we have exclusive licenses, are set forth below:

Title	Country	Type	Filed(6)	Application #	Patent #
Company Owned Patents
Enhanced surface and tip for obtaining Bioelectrical signals	U.S.	ORD(1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	U.S.	ORD(1)	10/25/2007	11/978,045	7,603,171
	U.S.	CON(2)	10/13/2009	11/978,045	8,121,677
Licensed Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	U.S.	DIV(3)	11/26/2007	11/944,696	7,536,220
	U.S.	ORD(1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	U.S.	ORD(1)	7/20/2004	10/895,149	7,937,139
	AU(5)	PCT(4)	9/21/2004	2004322306
	JP	PCT(5)	1/15/2007	JP2007-522475
	Mexico	PCT(5)	1/19/2007	MX/a/2007/000798

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

When patients at high risk of lung cancer have suspicious lung findings after CT evaluation, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer. Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up. On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. On February 5, 2016, Medicare began to pay for lung cancer screening. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals identified with suspicious findings in the lung that may be candidates for the EPN Scan. The reimbursement also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the EPN Scan.

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

We need additional capital to continue our operations. Subsequent to December 31, 2016, we have completed a financing in which we have raised an additional $3,384,952. We expect the proceeds of such financing to be sufficient to satisfy our capital requirements at least through April 17, 2018. If we obtain FDA clearance to market the EPN Scan in the U.S., we expect that our need for capital will expand. We estimate the cash outflows necessary for the marketing launch, including the ramp up to deploy sales and distribution, will be approximately $8,000,000 over an 18 to 24 month period. With positive results from the FDA, and raising additional capital, the Company may accelerate its marketing expenditures to reach a larger market. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

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

Operating Activities

For the fiscal year ended December 31, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $323,118 included in our net loss for stock-based compensation, depreciation, and write-down of inventory for packaging changes less changes in non-cash working capital totaling $419,003.

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

Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Michael Garff, age 34. Mr. Garff joined the Company as Chief Operating Officer in May 2009. Prior to joining the Company, he worked at the Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Mr. Garff worked as a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009. Mr. Garff was a project manager at U.S. Bank from 2005 to 2008. Mr. Garff received a BS and an MBA from the University of Utah.

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

The Board of Directors believes that Mr. Nixon’s expertise in accounting, particularly with respect to public companies, and his management experience with PricewaterhouseCoopers qualify him for service as a member of the Company’s Board of Directors.

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

Audit Committee

The Board of Directors approved the formation of an audit committee on July 31, 2013. Three directors comprise the Audit Committee: Scott Nixon (Chairman), Todd Morgan and Robert Raybould. All three members of the committee are independent directors. The Board has determined that Scott Nixon is qualified as an “audit committee financial expert,” as defined in applicable SEC rules.

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

Employment Agreements and Incentive Compensation

Effective August 1, 2013, we entered into an employment agreement contract with Steven C. Eror, our Chief Executive Officer, which employment was amended on March 29, 2017. This agreement, as amended, provides for an annual salary of $290,000. As incentive compensation, the employment agreement provides that Mr. Eror will be granted a stock option with a 10-year term and an exercise price equal to the greater of $1.50 per shares, and the fair market value of the Common Stock, which shall vest with respect to a number of shares dependent upon when, or if, FDA approval is obtained for the marketing of the Company’s products:

•

1,200,000 shares if FDA approval is obtained on or before January 1, 2018;

•

900,000 shares if FDA approval is obtained after January 1, 2018 and on or before July 1, 2018;

•

600,000 shares if FDA approval is obtained after July 1, 2018 and on or before January 1, 2019;

•

300,000 shares if FDA approval is obtained after January 1, 2019 and on or before January 1, 2020.

The employment agreement also has customary provisions for other benefits and includes protective provisions in favor of the Company, such as 24-month non-competition and non-solicitation provisions and invention assignment provisions. The term of the agreement was extended by the amendment until August 1, 2019, and will be automatically extended for successive one-year periods unless either party to the agreement objects to such extension by written notice to the other party at least 180 days prior to the expiration of the initial term or any extension term. The agreement may also be terminated for cause. The agreement provides for a severance payment to Mr. Eror upon the termination of his employment as follows (a) an amount equal to one-half of the base salary in effect on the date of the termination of the agreement to be paid in cash over six months, and (b) an amount equal to one-half of the base salary in effect on the date of termination to be paid in shares of common stock, at fair market value. The agreement does not include any additional or different provisions addressing change of control events.

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

Termination/Change of Control Provisions of Employment Agreements

The employment agreements with the named executive officers of the Company do not include any provisions providing for payments upon a change of control. Mr. Eror’s employment agreement provides for a severance payment to Mr. Eror upon the termination of his employment as follows (a) an amount equal to one-half of the base salary in effect on the date of the termination of the agreement to be paid in cash over six months, and (b) an amount equal to one-half of the base salary in effect on the date of termination to be paid in shares of common stock, at fair market value. The agreement does not include any additional or different provisions addressing change of control events.

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

Consulting Agreements – Members of Board of Directors

During the year ended December 31, 2015, we entered into consulting agreements with two of the members of our board of directors, Jeffrey S. O’Driscoll and Tim Treu. Under the agreements, Mr. O’Driscoll agreed to provide medical advisory services and Mr. Treu agreed to provide marketing services. The consulting agreements may be terminated by either the Company or by the consultant at any time and for any reason. During the year ended December 31, 2016, Mr. Treu’s agreement was terminated after he was paid $48,000 and Mr. O’Driscoll was paid $113,000 under his consulting agreement, for a total of $161,000 for the year ended December 31, 2016. Subsequent to year end, we entered into an agreement with Robin Smith, member of the board of directors. Under the agreement, Ms. Smith agreed to provide certain business and financial matter services.

In February 2017, the Company entered into a consulting agreement with Dr. Robin Smith, who is a director of the Company. Under the agreement, Dr. Smith has agreed to provide advisory services related to the Company’s clinical assets, capital markets, public company related issues and other matters as agreed to by the parties. The agreement has a term of one year, and Dr. Smith is to receive compensation of $120,000.

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

The Company’s financial statements for the prior year ended December 31, 2015 disclosed substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the significant capital raised during subsequent to the year ended December 31, 2016, that substantial doubt has been alleviated.

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2016 and 2015:

	2016	2015

Net operating losses	$4,841,700	$3,776,478
Research and development credit carryforward	129,500	75,004
Related-party accruals	2,300	-
Allowance for doubtful accounts	-	75,842
Stock based compensation	-	57,253
Depreciation and amortization	15,500	(4,477)
Change in valuation allowance	(4,989,000)	(3,980,100)
Net Deferred Tax Asset	$-	$-

As of December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2016 and 2015 is set forth below:

	2016	2015

Net loss	$(1,082,400)	$(952,160)
Non-deductible expenses	110,300	(8,824)
Valuation allowance	972,100	960,984
Benefit from Income Taxes	$-	$-

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

\

The Company evaluated all subsequent events that occurred after the balance sheet date through April 17, 2017, the date its financial statements were available to be issued, and concluded there were additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

Subsequent to December 31, 2016, the Company sold 2,256,634 shares under the Private Placement Memorandum discussed in Note 7 for cash received of $3,384,952.

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

Subsequent to December 31, 2016, the remaining balance of convertible debentures was converted or repaid as follows: 1) the Company issued 1,752,274 shares of common stock for conversion of debenture principal of $991,550 and accrued interest payable of $147,428, and 2) the Company repaid the remaining principal of $265,500 and accrued interest payable of $41,607.

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