Form 10-Q
period 2017-03-31
PROLUNG INC
filed 2017-05-22
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X ..No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	. .	Accelerated filer	.
Non-accelerated filer	. .	Smaller reporting company	X .
		Emerging growth company	X .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ..No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 19, 2017, the issuer had 30,418,194 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

ITEM 1. FINACIAL INFORMATION

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2017	2016
	Assets
Current Assets
Cash	$1,549,023	$28,922
Accounts receivable, net of allowance for doubtful accounts of $194,467 and $194,467, respectively	-	-
Prepaid expenses	16,561	8,831
Total Current Assets	1,565,584	37,753

Inventory, noncurrent	309,600	291,559
Property and equipment, net of accumulated depreciation	85,496	82,917
Intangible assets, net of accumulated amortization	163,348	165,738

Total Assets	$2,124,028	$577,967

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$143,428	$358,477
Accrued liabilities	168,668	264,698
Related-party notes payable	-	105,000
Current portion of long-term debt	-	32,000
Total Current Liabilities	312,096	760,175

Long-Term Liabilities
Long-term debt, net of current portion	1,396,320	2,653,370
Total Long-Term Liabilities	1,396,320	2,653,370

Total Liabilities	1,708,416	3,413,545

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 28,248,783 shares and 24,006,515 shares issued and outstanding, respectively	28,249	24,007
Additional paid-in capital	17,435,176	13,226,048
Accumulated deficit	(17,047,813)	(16,085,633)
Total Stockholders' Equity (Deficit)	415,612	(2,835,578)

Total Liabilities and Stockholders' Equity (Deficit)	$2,124,028	$577,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016
Revenues:
Revenue	$-	$-

Total revenue	-	-

Cost of revenue	-	10,193

Gross margin	-	(10,193)

Operating expenses:
Research and development expense	431,824	304,302
Selling, general and administrative expense	480,452	421,884
Total operating expenses	912,276	726,186

Loss from operations	(912,276)	(736,379)

Other expense:
Interest expense, net	(49,904)	(71,721)
Total other expense	(49,904)	(71,721)

Net loss	$(962,180)	$(808,100)

Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted-average common shares outstanding, basic and diluted	25,406,900	21,506,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Condensed Consolidated Statement of Changes In Stockholders’ Deficit
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2017	24,006,515	$24,007	$13,226,048	$(16,085,633)	$(2,835,578)
Issuance of common stock upon conversion of debentures	1,752,274	1,752	1,137,226	-	1,138,978
Issuance of common stock, net of issuance costs	2,174,967	2,175	2,922,736	-	2,924,911
Issuance of common stock to placement agents	225,027	225	(225)	-	-
Issuance of common stock upon conversion of related-party notes payable	40,000	40	59,960	-	60,000
Issuance of common stock to consultants for services	50,000	50	54,950	-	55,000
Stock-based compensation	-	-	34,481	-	34,481
Net loss	-	-	-	(962,180)	(962,180)
Balance at March 31, 2017	28,248,783	$28,249	$17,435,176	$(17,047,813)	$415,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary
(formerly Fresh Medical Laboratories, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(962,180)	$(808,100)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,719	5,906
Stock-based compensation	89,481	110,429
Obsolete inventory	-	10,193
Change in assets and liabilities:
Inventory	(18,041)	(57,916)
Prepaid expenses	(7,730)	4,734
Accounts payable	(215,049)	1,385
Accrued liabilities	(1,142)	47,192
Net cash flows from operating activities	(1,105,942)	(686,177)

Cash flows from investing activities:
Payments for property, equipment, and intangible assets	(8,908)	-
Net cash flows from investing activities	(8,908)	-

Cash flows from financing activities:
Issuance of common stock and warrants	3,262,451	463,450
Payment of offering costs	(280,000)	-
Payments on convertible debentures	(265,500)	-
Proceeds from related party debt	-	30,000
Payments on debt	(32,000)	-
Payments on related party debt	(50,000)	(55,000)
Net cash flows from financing activities	2,634,951	438,450

Net increase (decrease) in cash	1,520,101	(247,727)
Cash at beginning of period	28,922	451,526
Cash at end of period	$1,549,023	$203,799

Supplemental disclosure of cash flow information:
Cash paid for interest	$94,399	$24,671
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$1,138,978	$175,070
Related-party note and interest settled with common stock	$60,000	$-
Commissions to placement agent	$57,540	$-
Stock issued to placement agent	$225	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLungdx.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development, marketing, and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing markets for its products, securing strategic alliances and obtaining financing.

Principles of Consolidation

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s annual report on Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K”) for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not be indicative of the results to be expected for the year ending December 31, 2017.

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

As discussed in Note 10, subsequent to March 31, 2017, the Company closed the Private Placement Memorandum dated December 28, 2015 and received subscriptions of an additional $2,942,208, net of offering costs, in exchange for selling 2,179,411 units comprised of one share of common stock and one warrant to purchase one share of common stock. As of the filing date of this report, the maximum offering amount of $5,250,000 was oversubscribed by approximately $3,000,000. On a fully diluted basis, the Company currently does not have enough authorized shares to cover all of the oversubscribed units. In the event the Company does not approve an increase in authorized shares, the Company may be required to return a portion of the cash received from the oversubscribed units to the investors.

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2017 and 2016, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2017	2016
Warrants to purchase shares	6,846,488	1,423,211
Restricted common stock grants	872	152,483
Convertible debentures	-	3,045,192
Convertible notes	1,609,242	1,609,242

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This update does not have a material effect on the Company’s consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the years ended March 31, 2017 and 2016. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following:

	March 31,	December 31,
	2017	2016

Raw materials	$74,594	$69,264
Work in progress	30,627	31,185
Finished goods	204,379	191,110

Total inventory	309,600	291,559

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2017 and 2016:

	March 31,	December 31,
	2017	2016

Accrued interest	$39,341	$234,405
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	18,024	12,420
Accrued clinical and legal expense	35,890	-
Accrued placement agent commissions	57,540	-

Total accrued liabilities	$168,668	$264,698

Note 4 –Short and Long-term Debt

During the three months ended March 31, 2017, the remaining balance of convertible debentures was converted or repaid as follows: the Company issued 1,752,274 shares of common stock for conversion of debenture principal of $991,550 and accrued interest payable of $147,428, and the Company repaid the remaining principal of $265,500 and accrued interest payable of $41,607.

During the quarter ended March 31, 2017, a related-party note for $55,000 was repaid with common stock and a third-party note for $32,000 was repaid with cash.

Short and Long-term debt is summarized as follows:

	March 31,	December 31,
	2017	2016

Convertible debentures; unsecured; interest at 8.00% per annum; due May 1, 2018	$-	$1,257,050

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; due June 30, 2018	189,389	189,389

Unsecured Note payable; interest at 10.00% per annum; due on demand	-	32,000

Related-party note payable	-	105,000

Total long-term debt	1,396,320	2,790,370

Less: current portion	-	137,000

Long-term debt, net of current portion	$1,396,320	$2,653,370

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Related-Party Note Payable

As of March 31, 2017, $105,000 of principal of related-party notes was repaid along with interest and fees of $5,000. $55,000 of this principal and related interest was settled in common stock and $50,000 was settled in cash.  During the three months ended March 31, 2016, the Company issued a note to a related-party for $30,000 which was then paid back along with interest and fees of $599.

Note Payable to a Relative of an Executive Officer

At March 31, 2017 and March 31, 2016, the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all the assets of the Company, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was extended on June 30, 2016 and is now due September 30, 2018. The balance of accrued interest at March 31, 2017 and December 31, 2016 was $36,503 and $29,498, respectively. As part of the extension of the due date, the Company analyzed the note and determined that the change in due date did not qualify as a debt modification under generally accepted accounting principles and accordingly, moved the note to long-term.

Subsequent to March 31, 2017, the remaining balance of this note was converted or repaid as follows: The Company converted $100,000 of principal for 66,667 shares of common stock as well as 66,667 warrants to purchase stock at a price of $1.50, and the Company repaid the remaining principal of $89,389 and accrued interest payable of $39,071. Any and all security interest held by the noteholder was released to the Company. As of the date of this report, no shares or warrants have been issued for the conversion of this debt.

Note 5 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The board of directors has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of March 31, 2017 and 2016, the board of directors has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 6 – Common Stock

Private Placement of Common Stock of the Company

Pursuant to a Private Placement Memorandum dated December 28, 2015, the Company offered a minimum of 333,333 units, comprised of one share of common stock and one warrant to purchase one share of common stock at $1.50, or a maximum of 3,500,000 units at a purchase price of $1.50 per unit, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000. The units were offered to a limited number of prospective investors who qualify as “accredited investors.” The units were offered on a “best efforts, all-or-none” basis for the first 333,333 units subscribed for and on a “best efforts” basis thereafter.

The Company engaged two separate placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering.  Pursuant to these agreements, the Company had incurred commission fees to the placement agents of $337,540 together with 225,027 shares of common stock as of March 31, 2017. As of the date of this report, all but $57,540 of the placement agent commissions fees have been paid. For the three months ended March 31, 2017, the Company received subscriptions for $2,982,451, net of offering costs that had been paid in cash.

Subsequent to March 31, 2017, the Company received subscriptions for an additional $2,942,208, net of offering costs, by selling 2,179,411 units comprised of one share of common stock and one warrant to purchase one share of common stock, at the price of $1.50.

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of the filing date of this report, the maximum offering amount of $5,250,000 was oversubscribed by approximately $3,000,000. In the event the Company does not approve an increase in authorized shares, the Company may be required to return a portion of the cash received from investors.

Common Stock Issued for Conversion of Debt

During the three months ended March 31, 2017, the remaining balance of convertible debentures was converted or repaid as follows: the Company issued 1,752,274 shares of common stock for conversion of debenture principal of $991,550 and accrued interest payable of $147,428, and the Company repaid the remaining principal of $265,500 and accrued interest payable of $41,607.

Common Stock Issued for Services

The Company recognized stock-based compensation related to shares issued to directors, officers and consultants for the three months ended March 31, 2017 and 2016 of $55,000 and $50,594, respectively.

A summary of the status of the Company’s non-vested shares as of March 31, 2017 and changes during the three months then ended, is presented below:

	Restricted Common Stock	Weighted Average Common Stock
	Grants	Price
Balance at December 31, 2016	872	$0.50
Awarded	-	-
Vested	-	-

Balance at March 31, 2017	872	$0.50

Total stock-based compensation expense from all sources for the three months ended March 31, 2017 and 2016, including stock-based compensation for the warrant discussed below in Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2017	2016

Research and development expense	$-	$73,931
Selling, general and administrative expense	89,481	36,498

Total share-based compensation	$89,481	$110,429

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values non-vested warrants based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the condensed consolidated financial statements. The fair value of warrants was estimated using the Black-Scholes option pricing model. The fair value of the warrant shares that vested during the three months ended March 31, 2017 was $0.70 per share. The weighted-average assumptions used for the warrant shares that vested during the three months ended March 31, 2017 were risk-free interest rate of 1.61%, expected volatility of 144%, expected life of 3.2 years, and expected dividend yield of zero. The fair value of the warrant shares that vested during the year ended December 31, 2016 was $0.76 per share. The weighted-average assumptions used for the warrant shares that vested during the year ended December 31, 2016 were risk-free interest rate of 1.33%, expected volatility of 124%, expected life of 4.5 years, and expected dividend yield of zero. The Company recognized $34,481 and $59,835 as share-based compensation and additional paid-in capital related to the vesting of warrant shares for the three months ended March 31, 2017 and 2016 respectively.

A summary of warrant activity for the three months ended March 31, 2017 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2016	3,447,386	$0.88	4.2 years	$546,333
Issued	3,399,102	1.19	2.5 years
Exercised	-	-
Expired	-	-

Outstanding at March 31, 2017	6,846,488	$1.03	3.2 years	$939,258

The intrinsic value at March 31, 2017 is calculated at $0.89 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

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

In February 2017, the Company entered into a consulting agreement with Cynthia Tsai. Under the agreement, Ms. Tsai has agreed to provide advisory services related to the Company’s public company related issues and other matters as agreed to by the parties. The agreement has a term of one year, and Ms. Tsai is to receive compensation of $50,000.

ProLung, Inc. and Subsidiary

(formerly Fresh Medical Laboratories, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Agreement

The Company leases office space under an agreement that expires in 2018, with an option to renew with a 3% annual rent escalation. Monthly rental payments as of December 31, 2016 are $3,940 per month.

Year ending March 31,
2017	$35,460
2018	27,580
Thereafter	-

Total	$63,040

Lease expense charged to operations for the three months ended March 31, 2017 and 2016 was $11,819 and $15,679, respectively.

License Agreement

The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology (the “technology”) in its medical devices and other products for an indefinite term. In return, the Company agreed to incur a minimum of $4,750,000 in development costs by the year 2014 to develop and market its products worldwide based on a graduated schedule and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology. The minimum expenditure of $4,750,000 was achieved. At March 31, 2017 and 2016, accrued royalties under this license agreement total $17,873, respectively.

Note 9 – Other Related Party Transactions

As of March 31, 2017, the Company has consulting agreements in place with two of the members of its board of directors. The directors provide marketing and medical advisory services. The consulting agreements may be terminated by either the Company or by the consultant at any time and for any reason. During the three months ended March 31, 2017, the directors were paid a total of $80,681 under these agreements.

Note 10 – Subsequent Events

Subsequent to March 31, 2017, the remaining balance of the note payable to a relative of an executive officer was converted or repaid as follows: The Company converted $100,000 of principal with 66,667 shares of common stock as well as 66,667 warrants to purchase stock at a price of $1.50, and repaid the remaining principal of $89,389 and accrued interest payable of $39,071. Any and all security interest held by the noteholder was released to the Company.

Subsequent to March 31, 2017, the Company closed its $5.2 million Private Placement Memorandum dated December 28, 2015 and received subscriptions for an additional $2,942,208, net of offering costs, by selling 2,179,411 units comprised of one share of common stock and one warrant to purchase one share of common stock, for a price of $1.50 per unit. Pursuant to the placement agent agreement, the Company has agreed to pay the placement agents a cash commission of ten percent of the issuance price of the common stock sold in the Company’s private placement offering of common stock, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering.

The Company evaluated all subsequent events that occurred after the balance sheet date through May 19, 2017, the date its financial statements were available to be issued, and concluded there were no additional events or transactions occurring during this period that required recognition in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan,” “ProLung Test,” or “EPN Scan,”). The EPN Scan was developed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. The EPN Scan assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

We believe the EPN Scan is the only predictive analytic focused on the lung. ProLung’s bioconductance technology is the first accurate and reliable “mass averaging” bioconductance device that has shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. The novel “mass averaging” bioconductance technology of the Company refers to the simultaneous consideration of multiple measurement pathways.

The EPN Scan will be introduced to the market like a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the EPN Scan acquires precision bioconductance measurements by means of a patented Probe and disposable diaphoretic electrodes14 placed on the back and arms. The data containing precision measurements is processed by a proprietary classifier algorithm and a report is electronically generated that may be used by the physician in addition to other risk factors such as nodule size, family history, gender, histology and other risk stratification information to evaluate patients with suspicious masses or lesions identified by CT scan. The EPN Scan is immediate, pain-free, non-invasive, and non-radiating. It requires little patient preparation and can be completed in less than 20 minutes by a proficient technician.

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

On May 10, 2013, the EPN Scan received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner. This marking is regulatory approval that clears the marketing and sales of the EPN Scan in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31 member states. The new screening guidelines and Medicare coverage recently announced in the U.S. for lung cancer screening are not available in Europe.

In the United States, ProLung submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. In February, 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent meetings with the FDA, ProLung succeeded in reducing the number of concerns and was asked to complete an additional study. We must complete the requested clinical research and resubmit the application with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future.

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

Revenues and Cost of Revenue. During the three months ended March 31, 2017 and March 31, 2016 we had no revenues. For the three months ended March 31, 2017, there was no cost of revenues. For the three months ended March 31, 2016, packaging valued at $10,193 was written off due to our new branding efforts and is reported as cost of revenues in the accompanying statement of operations.

Operating Expenses. Total operating expenses for selling, general, and administrative expense and for research and development expense for the three months ended March 31, 2017 were $912,276 compared to the total operating expenses for the three months ended March 31, 2016, of $726,186, representing an increase of $186,090. This was due to an increase of $86,743 in personnel related expenses, $65,175 in consulting fees, and $60,878 in travel expenses related to the ongoing clinical trials and our preparation for a commercial launch of the EPN Scan in the United States upon FDA approval. These costs were partially offset by a decrease in supplies of $15,513 and other operating expenses of $11,193.

Other Expense. Other expense for the three months ended March 31, 2017 was $49,904 as compared to $71,721 for the three months ended March 31, 2016 representing a decrease of $21,817. This was mostly due to the decrease in interest expense associated with several Convertible Debentures that were converted during the three months ended March 31, 2017.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2017 and 2016:

	March 31,
	2017	2016

Cash	$1,549,023	$203,799

Current assets	$1,565,584	$264,759
Current liabilities	(312,096)	(461,928)

Working capital (deficit)	$1,253,488	$(197,169)

We need additional capital to continue our operations. Subsequent to March 31, 2017, we completed a financing in which we raised an additional $2,942,208, net of offering costs. We expect the proceeds of such financing to be sufficient to satisfy our capital requirements at least through May 19, 2018. If we obtain FDA clearance to market the EPN Scan in the U.S., we expect that our need for capital will expand. We estimate the cash outflows necessary for the marketing launch, including the ramp up to deploy sales and distribution, will be approximately $8,000,000 over an 18 to 24 month period. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of March 31, 2017, our outstanding debt financing includes the following borrowing arrangements.

Note Payable to a Relative of an Executive Officer

At March 31, 2017, we were obligated under the terms of a master note agreement to an individual related to an executive officer of the Company in the amount of $189,389. The note is secured by all of our assets, bears interest at 15% per annum, and requires the board of directors to retain the current management as long as the note is outstanding. The note was extended on June 30, 2016 and is now due September 30, 2018. The balance of accrued interest on this note at March 31, 2017 was $36,503.

Subsequent to March 31, 2017, the remaining balance of the note payable to a relative of an executive officer was converted or repaid as follows: The Company issued 66,667 shares of common stock as well as 66,667 warrants to purchase stock at a price of $1.50 for conversion of debt principal of $100,000, and the Company repaid the remaining principal of $89,389 and accrued interest payable of $39,071. Any and all security interest held by the noteholder was released to the Company.

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

The Company engaged two separate placement agents at different times in connection with a private offering. Additionally, each placement agent agreement provides for potential compensation to the placement agent in connection with the future conversion of the Convertible Debentures into shares of common stock of the Company. Upon the conversion of the Convertible Debentures, the Company is required to issue the respective placement agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share. On a quarterly basis, the placement agent is to be issued a warrant to purchase one share of common stock for each $0.81 of the principal amount of the Convertible Debentures converted into common stock during the quarter, with the maximum number of shares issuable under the placement agreements combined limited to 2,463,460 shares of the Company’s common stock. The term of the warrants shall be for a period of 36 months from the date of issuance.

As of March 31, 2017, the remaining balance of convertible debentures was converted or repaid as follows: the Company issued 1,752,274 shares of common stock for conversion of debenture principal of $991,550 and accrued interest payable of $147,428, and repaid the remaining principal of $265,500 and accrued interest payable of $41,607.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016 is as follows:

	March 31,
	2017	2016

Operating activities	$(1,105,942)	$(686,177)
Investing activities	(8,908)	-
Financing activities	2,634,951	438,450

Net increase (decrease) in cash	$1,520,101	$(247,727)

Operating Activities

For the three months ended March 31, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $98,200 included in our net loss for stock-based compensation and depreciation. For the three months ended March 31, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $126,528 included in our net loss for stock-based compensation, depreciation, and loss on inventory obsolescence due to rebranding efforts.

Investing Activities

During the three months ended March 31, 2017, the Company purchased fixed assets for the office and production facilities of $8,908. During the three months ended March 31, 2016, the Company had no activities classified as investing activities.

Financing Activities

During the three months ended March 31, 2017, cash flows from financing activities totaled $2,634,951. These cash flows were related to proceeds of $2,982,451, net of offering costs, received from the $5.2 Million Private Placement Memorandum during the three months ended March 31, 2017. This was partially offset by payments totaling $265,500, $50,000, and $32,000 applied to debenture, third-party, and related-party debts respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (“the Exchange Act”)).  Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Principal Financial Officer and the Principal Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure primarily as a result of the lack of segregation of duties.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer and Principal Financial Officer. In addition, we engage a third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions. Furthermore, regular meetings are held with the Board of Directors. If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it will be implemented as soon as possible.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to March 31, 2017, the Company offered and received subscriptions for 2,029,411 units, comprised of one share of Common Stock and one warrant to purchase one share of Common Stock, for a purchase price of $1.50 per unit, $3,269,120 in the aggregate.

The offer and sale of such shares of common stock and warrants to purchase common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act and as set forth in Rule 506(b) under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there has been no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

On or about February 16, 2017, the Company issued 30,000 shares of common stock to a director under a consulting agreement. The offer and sale of such shares of common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act based upon the factors identified above (other than the filing of a Form D).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 8, 2017, the Company entered into a Placement Agent Agreement with Weild Capital, LLC.  Pursuant to the agreement, the Company has agreed to pay the placement agents a cash commission of ten percent of the issuance price of the common stock sold in the Company’s $5.5 million offering of common stock, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. In addition, the Company agreed to issue to the placement agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share for each $0.81 of the principal amount of the Convertible Debentures converted into common stock.

In February 2017, the Company entered into a Consulting Agreement with Robin Smith, a director of the Company. Under the agreement, Dr. Smith is providing certain business and financial services in exchange for compensation of $120,000 per year. In addition, in connection with her joining the Board of Directors, she was promised a grant of 30,000 shares of common stock and options to purchase 70,000 shares of common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	Amendment to Certificate of Incorporation dated April 3, 2017(3)
3.2	By-Laws(1)
4.1	Form of Warrant issuable to Placement Agents*
4.2	Form of Warrant issued in $3.2 million offering in April 2017*
10.1	Placement Agent Agreement dated March 8, 2017 with Weild Capital, LLC*
10.2	Amendment to Employment Agreement executed on March 29, 2017*#
10.3	Consulting Agreement with Robin Smith*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 9, 2014.

(3)

Incorporated by reference to our Current Report on Form 8-K filed on April 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH MEDICAL LABORATORIES, Inc.

Date: May 22, 2017	By: /s/ Steven C. Eror
Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

Date: May 22, 2017	By: /s/ Aaron Stout
Aaron Stout,
Chief Accounting Officer
(Principal Financial Officer)