Form 10-Q/A
period 2017-03-31
PROLUNG INC
filed 2017-05-23
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q  for the quarterly period ending March 31, 2017 as filed with the Securities and Exchange Commission by the registrant on May 22, 2017. This Amendment is filed to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending March 31, 2017.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	Amendment to Certificate of Incorporation dated April 3, 2017(3)
3.2	By-Laws(1)
4.1	Form of Warrant issuable to Placement Agents(4)
4.2	Form of Warrant issued in $3.2 million offering in April 2017(4)
10.1	Placement Agent Agreement dated March 8, 2017 with Weild Capital, LLC(4)
10.2	Amendment to Employment Agreement executed on March 29, 2017(4)#
10.3	Consulting Agreement with Robin Smith(4)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1)

Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(2)

Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 9, 2014.

(3)

Incorporated by reference to our Current Report on Form 8-K filed on April 6, 2017.

(4)

Incorporated by reference to our Form 10-Q for the period ended March 31, 2017 filed on May 22, 2017.

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

3