Form 10-Q
period 2017-06-30
PROLUNG INC
filed 2017-08-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 000-54600

PROLUNG, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 East South Temple, Suite 150
Salt Lake City, Utah	84102
(Address of principal executive offices)	(Zip Code)

(801) 736–0729

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, the issuer had 30,704,356 shares of Common Stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash	$2,955,034	$28,922
Prepaid expenses	39,126	8,831
Deferred offering costs	175,766	-
Total Current Assets	3,169,926	37,753

Inventory, noncurrent	266,640	291,559
Property and equipment, net of accumulated depreciation	80,968	82,917
Intangible assets, net of accumulated amortization	160,958	165,738

Total Assets	$3,678,492	$577,967

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$78,080	$358,477
Accrued liabilities	77,912	264,698
Related-party notes payable	-	105,000
Current portion of long-term debt	101,500	32,000
Total Current Liabilities	257,492	760,175

Long-Term Liabilities
Long-term debt, net of current portion	1,206,931	2,653,370
Total Long-Term Liabilities	1,206,931	2,653,370

Total Liabilities	1,464,423	3,413,545

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,704,356 shares and 24,006,515 shares issued and outstanding, respectively	30,704	24,007
Additional paid-in capital	20,508,709	13,226,048
Accumulated deficit	(18,325,344)	(16,085,633)
Total Stockholders’ Equity (Deficit)	2,214,069	(2,835,578)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,678,492	$577,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Revenue	$-	$-	$-	$-

Total revenue	-	-	-	-

Cost of revenue	-	-	-	10,193

Gross loss	-	-	-	(10,193)

Operating expenses:
Research and development expense	328,703	259,941	760,527	564,243
Selling, general and administrative expense	943,506	283,575	1,423,958	705,459
Loss on disposal of property and equipment	690	-	690	-
Total operating expenses	1,272,899	543,516	2,185,175	1,269,702

Loss from operations	(1,272,899)	(543,516)	(2,185,175)	(1,279,895)

Other income (expense):
Interest expense	(4,632)	(67,035)	(54,536)	(138,756)
Total other income (expense)	(4,632)	(67,035)	(54,536)	(138,756)

Net loss	$(1,277,531)	$(610,551)	$(2,239,711)	$(1,418,651)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Weighted-average common shares outstanding, basic and diluted	28,272,549	22,470,045	26,852,779	22,039,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	24,006,515	24,007	13,226,048	(16,085,633)	(2,835,578)
Common stock issued upon conversion of debt and accrued interest	1,818,025	1,818	1,236,565	-	1,238,383
Common stock issued for cash and warrants	4,354,378	4,354	6,527,213	-	6,531,567
Offering costs paid in cash	-	-	(664,452)	-	(664,452)
Common stock issued to placement agent	435,438	435	(435)	-	-
Common stock issued upon conversion of related party debt and accrued interest	40,000	40	59,960	-	60,000
Issuance of common stock to consultants for services	50,000	50	53,450	-	53,500
Stock-based compensation	-	-	70,360	-	70,360
Net loss	-	-	-	(2,239,711)	(2,239,711)
Balance, June 30, 2017	30,704,356	$30,704	$20,508,709	$(18,325,344)	$2,214,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,239,711)	$(1,418,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,068	16,593
Stock-based compensation	123,860	221,472
Obsolete inventory	-	10,193
Loss on disposal of property and equipment	690	-
Change in assets and liabilities:
Inventory	24,919	(138,360)
Prepaid expenses	(30,295)	15,263
Accounts payable	(280,397)	98,864
Accrued liabilities	(34,953)	137,806
Net cash flows from operating activities	(2,418,819)	(1,056,820)

Cash flows from investing activities:
Payments for property and equipment	(11,423)	-
Proceeds from sale of property and equipment	394	-
Net cash flows from investing activities	(11,029)	-

Cash flows from financing activities:
Offering and deferred offering costs paid in cash	(840,218)	-
Issuance of common stock and warrants for cash	6,531,567	505,752
Payments on debentures debt	(164,000)	-
Payments on third party debt	(121,389)	-
Proceeds from related party debt	-	160,000
Payments on related party debt	(50,000)	(55,000)
Net cash flows from financing activities	5,355,960	610,752

Net increase (decrease) in cash	2,926,112	(446,068)
Cash at beginning of period	28,922	451,526
Cash at end of period	$2,955,034	$5,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,636	$24,671
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$1,138,383	$441,376
Partial conversion of debt to equity	$100,000	$-
Extinguishment of related-party note and interest with common stock	$60,000	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of, and for the year ended, December 31, 2016 included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K”) for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results to be expected for the year ending December 31, 2017.

The Company has incurred losses for the past several years while pursuing the development of its primary predictive analytical medical device, and approval from the U.S. Food and Drug Administration (FDA) to market the device, while also developing markets outside the United States. The Company incurred net losses of $2.2 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. Cash used in operating activities was $2.4 million and $1 million for the six months ended June 30, 2017 and 2016, respectively. Historically, operations have been funded primarily through the sale of equity or debt securities. Should management continue to fund operations at similar levels, additional equity or debt securities would need to be sold, or other financing arrangements made.

The Company has the ability to maintain current levels of spending or reduce expenditures significantly if funding is not available. Additionally, should FDA approval be obtained, the Company could execute on an aggressive marketing plan that would require significant additional funding; however, this plan would not begin until funding is in place.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2017, and 2016, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three and Six Months Ended June 30,
	2017	2016
Warrants to purchase shares	9,634,608	1,423,211
Non-vested shares	-	51,296
Convertible debentures	-	2,969,106
Convertible notes	1,609,242	2,687,258

Recent Accounting Pronouncements –

In May 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

Note 2 – Inventory

Inventory consists of the following:

	June 30, 2017	December 31, 2016

Raw materials	$67,184	$69,264
Work in progress	14,661	31,185
Finished goods	184,795	191,110

Total inventory	266,640	291,559
Less carrying value of inventory not deemed to be a current asset	266,640	291,559

Inventory, included in current assets	$-	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016

Accrued interest	15,906	234,405
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	44,133	12,420

Total accrued liabilities	$77,912	$264,698

Note 4 –Short and Long-term Debt

Short and Long-term debt is summarized as follows:

	June 30, 2017	December 31, 2016

Convertible debentures; unsecured; interest at 8.00% per annum; will be settled during 2017	$101,500	$1,257,050

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; settled during 2017	-	189,389

Related-party note payable; interest at 8%; settled during 2017	-	105,000

Unsecured note payable; interest at 10.00% per annum; settled during 2017	-	32,000

Total long-term debt	1,308,431	2,790,370

Less: current portion	101,500	137,000

Long-term debt, net of current portion	$1,206,931	$2,653,370

Convertible Debentures

During the six months ended June 30, 2017 convertible debentures were converted or repaid as follows: The Company repaid $164,000 in principal along with $25,700 in related interest and holders of debentures elected to convert $991,550 in principal along with $146,833 in related interest at a rate of $0.65 per share. Prior to March 31, 2017, the Company sent payments to several holders of the convertible debentures to pay off their principal and interest. The Company received notification from four of these note holders that they wanted to convert the balance of their debentures and the related interest into shares of the Company stock. These note holders returned the Company’s payment and the Company reinstated the $101,500 of principal and $15,906 of accrued interest as liabilities. The Company will issue 180,626 shares of stock to convert the principal and accrued interest at a rate of $0.65 per share; however, as of the date of this filing, the shares had not yet been issued.

As further described in Note 5 to these unaudited condensed consolidated financial statements, the Company entered into placement agent agreements that provide for compensation to the respective placement agent in connection with an offering of common stock. Additionally, the Placement Agent Agreements provide for potential compensation to the placement agent in connection with the future conversion of the Convertible Debentures into shares of common stock of the Company. Upon the conversion of the Convertible Debentures, the Company is required to issue the placement agent warrants to acquire shares of the Company’s common stock at an exercise price of $0.65 per share. On a quarterly basis, the Placement Agent will be issued a warrant to purchase one share of common stock for each $0.81 of the principal amount of the Convertible Debentures converted into common stock during the quarter, with the maximum number of warrants issuable under the Placement Agreement limited to 2,643,460 shares of the Company’s common stock. The term of the warrants shall be for a period of 36 months from the date of issuance. During the six months ended June 30, 2017, 1,726,177 warrants were issued to then-current placement agent.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Notes Payable

In 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date. The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share. If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share.

Note Payable to a Relative of an Executive Officer

During the six months ended June 30, 2017, $89,389 of principal of a master note to an individual related to an executive officer of the Company was repaid along with interest of $39,071. In addition, the noteholder elected to convert the remaining $100,000 of principal for 66,667 shares of common stock as well as 66,667 warrants to purchase stock at a price of $1.50 per unit.

Other Notes Payable

During the six months ended June 30, 2017, the Company repaid $32,000 of principal along with $1,185 of related accrued interest.

Related-Party Note payable

During the six months ended June 30, 2017, $105,000 of principal of related-party notes was repaid along with interest and fees of $5,000. $55,000 of this principal and the related interest was settled in common stock and $50,000 was settled in cash. The related party elected to convert $60,000 of principal and interest into 40,000 shares, as well as 40,000 warrants to purchase stock, at a price of $1.50 per unit.

During the six months ended June 30, 2016 the Company issued notes to a related-party for $160,000. Also during the six months ended June 30, 2016, $55,000 of the related-party notes were paid back along with interest and fees of $599.

Note 5 – Common Stock

Increase in Authorized Shares

On or about July 19, 2017, following the receipt of board authorization and stockholder approval, the Company filed a Third Amended and Restated Certificate of Incorporation which, among other things, increased the authorized number of shares of common stock from 40,000,000 shares to 120,000,000. The increase in authorized shares has been reflected on the Company’s Balance Sheet.

Public Offering of Common Stock of the Company

On August 4, 2017, the Company filed a Registration Statement on Form S-1 with respect to a potential public offering of its common stock. Such registration statement is subject to review, and there is no assurance that any shares will be offered and sold pursuant to such registration statement. During the six months ended June 30, 2017, the Company has incurred cash offering costs totaling $175,766 which will be offset against the proceeds received. If the Company does not complete the offering, the deferred offering costs will be charged to expense.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement of Common Stock of the Company

The Company has been issuing equity under a private placement agreement. The Company offered a minimum of 333,333 units, comprised of one share of common stock and one warrant to purchase one share of common stock at $1.50, or a maximum of 3,500,000 units at a purchase price of $1.50 per unit, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000 (which maximum amount was increased to 5,461,330 units, and $8.2 million by the Board of Directors in February 2017.) The units were offered to a limited number of prospective investors who qualify as “accredited investors.” The units were offered on a “best efforts, all-or-none” basis for the first 333,333 units subscribed for and on a “best efforts” basis thereafter.

The Company engaged two separate placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these agreements, the Company had incurred commission fees to the placement agents of $826,146 together with 538,604 shares of common stock as of June 30, 2017. For the six months ended June 30, 2017, the Company received subscriptions for $6,531,567 and paid $664,452 offering costs that had been paid in cash.

For the six months ended June 30, 2016, 375,372 shares were subscribed and the Company received net proceeds of $505,752 from the offering.

As of June 30, 2017, the adjusted maximum offering amount of $8.2 million was subscribed for and the offering was closed.

Common Stock Issued for Conversion of Convertible Debentures

During the six months ended June 30, 2017, $991,550 of convertible debentures and $146,833 of accrued interest was converted at $0.65 per share into 1,751,358 shares of common stock; as partial settlement of a note payable to a Relative of an Executive Officer $100,000 was converted at $1.50 per share into 66,667 shares of common stock and; in partial settlement of a related party note, $55,000 of principal and $5,000 of interest was converted at $1.50 per share into 40,000 shares of common stock.

During the six months ended June 30, 2016, certain convertible debenture holders exercised their right and converted $408,150 of principal and $33,226 of accrued interest into common stock. The Company issued 679,042 shares of common stock at $0.65 per share.

Common Stock Issued for Services

During the six months ended June 30, 2017, the Company issued 50,000 shares of common stock with a total value of $53,500 to certain directors and consultants for services rendered.

The Company recognized stock-based compensation related to the shares issued to directors, officers and consultants for the six months ended June 30, 2017 and 2016 of $123,860 and $221,472, respectively.

A summary of the status of the Company’s restricted common stock grants as of June 30, 2017 and changes during the six months then ended, is presented below:

	Restricted	Weighted
	Common	Average
	Stock	Common
	Grants	Stock Price

Balance at December 31, 2016	872	0.50
Awarded	-	-
Vested	(872)	0.50

Balance at June 30, 2017	-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2017 there are no longer any restricted common stock grants.

Total stock-based compensation expense from all sources for the three and six months ended June 30, 2017 and 2016, including stock-based compensation for the warrant discussed below in Note 6, has been included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Research and development expense	$-	$73,546	$-	$147,477
Selling, general and administrative expense	34,379	37,497	123,860	73,995

Total share-based compensation	$34,379	$111,043	$123,860	$221,472

Note 6 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values non-vested warrants utilizing the Black Scholes Method and records compensation over the requisite service period which is usually the vesting period. The fair value of warrants was estimated using the Black-Scholes option pricing model. The fair value of the warrants that vested during the six months ended June 30, 2017 was $0.79 per share. The weighted-average assumptions used for the warrants that vested during the six months ended June 30, 2017 were risk-free interest rate of 1.84%, expected volatility of 122%, expected life of 4.5 years, and expected dividend yield of zero. The fair value of the warrants that vested during the year ended December 31, 2016 was $0.76 per share. The weighted-average assumptions used for the warrants that vested during the year ended December 31, 2016 were risk-free interest rate of 1.33%, expected volatility of 124%, expected life of 4.5 years, and expected dividend yield of zero. The Company recognized $70,360 and $67,945 as share-based compensation and additional paid-in capital related to the vesting of warrant for the six months ended June 30, 2017 and 2016 respectively. The Company recognized $35,446 and $33,912 as share-based compensation related to the vesting of warrants for the three months ended June 30, 2017 and 2016, respectively.

A summary of warrant activity for the six months ended June 30, 2017 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2016	3,447,386	$0.88	4.2 years
Issued	6,187,222	1.26	1.9 years
Exercised	-	-
Expired	-	-

Outstanding at June 30, 2017	9,634,608	$1.12	2.5 years	$1,230,829

The intrinsic value at June 30, 2017 is calculated at $0.91 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies

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

Lease Agreement –Monthly rental payments as of June 30, 2017 are $3,940 per month through January 2019. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Minimum lease commitments at June 30, 2017 for the remaining term of the lease are as follows:

Year ending June 30,
2018	47,280
2019	3,940
Thereafter	-

Total	$51,220

Lease expense charged to operations related to this agreement for the six months ended June 30, 2017 and 2016 was $23,965 and $23,175, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology in its medical devices and other products for an indefinite term. At June 30, 2017 and December 31, 2016, accrued royalties under this license agreement total $17,873, respectively.

Note 8 – Other Related Party Transactions

During the six months ended June 30, 2017, the Company had a consulting agreement in place with one member and one former member (currently an officer of the Company) of its board of directors. The director and former director provide medical advisory services. The consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason. During the three and six months ended June 30, 2017, these individuals were paid a total of $73,761 and $153,681, respectively. During the three and six months ended June 30, 2016, amounts paid for consulting agreements to former directors was $113,000 and $348,000, respectively.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Subsequent Events

CEO Stock Option Incentive

In an amendment to the employment agreement of the CEO executed March 29, 2017 the Company agreed to grant the CEO stock option incentives related to FDA approval. The stock option shall expire 10-years after the grant date and shall vest with respect to a number of shares of Common Stock upon the receipt of FDA Approval (as defined below), with such number of shares to be as follows:

●	1,200,000 shares if FDA Approval is obtained on or before January 1, 2018;

●	900,000 shares if FDA Approval is obtained after January 1, 2018 and on or before July 1, 2018;

●	600,000 shares if FDA Approval is obtained after July 1, 2018 and on or before January 1, 2019;

●	300,000 shares if FDA Approval is obtained after January 1, 2019 and on or before January 1, 2020.

Following the vesting of the option, it shall become an option for the number of shares that have vested (and shall terminate with respect to all shares that failed to vest as of FDA Approval). The option shall terminate if FDA Approval is not obtained by January 1, 2020. On August 9, 2017, the Compensation Committee of the Board of Directors granted the stock option described above at an exercise price of $1.00 per share.

The Company evaluated all subsequent events that occurred after the balance sheet date through August 14, 2017, the date its financial statements were available to be issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:.

●	we are a development stage company with limited revenue and no assurance of earning significant revenue over the long term;

●	our future success may be dependent upon additional financings to fund our operations, particularly if we obtain approval from the FDA to market our ProLung Test, and we may be unable to continue as a going concern;

●	our clinical studies may produce unfavorable results which could prevent or delay ProLung from obtaining FDA and other regulatory approvals;

●	we must obtain regulatory approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets;

●	if we obtain FDA approval, we will be subject to Medical Device Reporting, or MDR, requirements, which may lead to inquiries, injunctions or liabilities;

●	we offer and sell a single testing product;

●	we may eventually want to expand the ProLung Test to other cancer targets. ProLung does not have clinical data suggesting that the ProLung Test is effective in other cancers and the ProLung Test may not be effective in other cancers;

●	we are a small company and may be unable to compete with competitive technologies;

●	we may be unable to protect our intellectual property rights, which are important to the potential value of our products and company;

●	we may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others;

●	although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products;

●	ProLung clinical study designs have not been reviewed by the FDA; and

●	ProLung tests may produce false positive and false negative results; and

●	other factors discussed in our Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan,” “ProLung Test,” or “EPN Scan,”). The EPN Scan was developed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. The ProLung Test assists in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

We believe the ProLung Test is the only predictive analytic focused on the lung. ProLung’s bioconductance technology is the first accurate and reliable “mass averaging” bioconductance device that has shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. The novel “mass averaging” bioconductance technology of the Company refers to the simultaneous consideration of multiple measurement pathways.

The ProLung Test will be introduced to the market like a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the ProLung Test acquires precision bioconductance measurements by means of a patented Probe and disposable diaphoretic electrodes placed on the back and arms. The data containing precision measurements is processed by a proprietary classified algorithm and a report is electronically generated that may be used by the physician in addition to other risk factors such as nodule size, family history, gender, histology and other risk stratification information to evaluate patients with suspicious masses or lesions identified by CT scan. The ProLung Test is immediate, pain-free, non-invasive, and non-radiating. It requires little patient preparation and can be completed in less than 30 minutes by a proficient technician.

When patients at high risk of lung cancer have suspicious lung findings after CT evaluation, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer. Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up. On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. On February 5, 2016, Medicare began to pay for lung cancer screening. The guideline and its related reimbursement by Medicare are expected to increase the number of individuals identified with suspicious findings in the lung that may be candidates for the ProLung Test. The reimbursement also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the ProLung Test.

On May 10, 2013, the ProLung Test received the “CE” mark in Europe for its Electro Pulmonary Nodule Scanner. This marking is regulatory approval that clears the marketing and sales of the ProLung Test in the European Economic Area and European Free Trade Association Countries representing 509 million individuals and 31-member states. The new screening guidelines and Medicare coverage announced in the U.S. for lung cancer screening are not available in Europe.

In the United States, ProLung submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. In February 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent meetings with the FDA, ProLung succeeded in reducing the number of concerns and was asked to complete an additional study. We must complete the requested clinical research and resubmit the application with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future.

From inception to date, we have generated limited revenues. During the year ended December 31, 2014, we commenced selling the ProLung Test to customers in the European Union.

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

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenues and Cost of Revenue. During the three months ended June 30, 2017 and June 30, 2016, we had no revenues and no cost of revenues.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the three months ended June 30, 2017 were $1,272,899, compared to the total operating expenses for the three months ended June 30, 2016, of $543,516, representing an increase of $729,383. This increase was due to 1) an increase of $147,587 in travel costs; 2) an increase of $275,475 for professional fees; 3) an increase of $155,413 in payroll expenses; 4) an increase of $68,762 in research and development, and 5) a net increase of $157,310 in remaining operating expenses. These increases were offset by a $75,164 decrease in stock compensation expense which is due to the full vesting of instruments issued and no further issuances. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. These increases are primarily due to the Company having additional capital which has enabled the Company: 1) to access consultants for medical research, fundraising, business development and administrative and; 2) in anticipation of growing the operations the Company has brought on additional personnel thus increasing payroll costs.

Other income/(expense). Other income (expense) amounted to net expense of $4,632 for the three months ended June 30, 2017, as compared to net expense of $67,035 for the three months ended June 30, 2016. Other expense for the three months ended June 30, 2017 and 2016 consisted of interest expense.

The decrease in interest expense during the three months ended June 30, 2017 principally relates to several Convertible Debentures being converted during the period. Otherwise, interest expense represents interest accrued on the Convertible Debentures when they were outstanding as well as notes to a former director and to a relative of an executive officer.

Six months Ended June 30, 2017 compared to the Six months Ended June 30, 2016

Revenues and Cost of Revenue. During the six months ended June 30, 2017 and June 30, 2016 we had no revenues. For the six months ended June 30, 2017, there was no cost of revenues. For the six months ended June 30, 2016, packaging valued at $10,193 was written off due to our new branding efforts and is reported as cost of revenues in the accompanying statement of operations.

Operating Expenses. Total operating expenses for selling, general and administrative expense and for research and development expense for the six months ended June 30, 2017 were $2,185,175, compared to the total operating expenses for the six months ended June 30, 2016 of $1,269,702, representing an increase of $915,473. This increase was due to 1) an increase of $313,863 in professional fees related to our regulatory, and business development activities; 2) an increase of $244,267 in payroll expenses, 3) an increase of $196,284 in research and development, 4) $199,210 increase in travel expense, and 5) a net increase of $57,961 in remaining operating expenses also related generally to our increased operational activities. These increases were offset by a $96,112 decrease in stock compensation expense which is due to the full vesting of instruments issued and no further issuances. Operating expenses have been classified by management as either selling, general and administrative expense or as research and development expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. These increases are primarily due to the Company having additional capital which has enabled the Company: 1) to access consultants for medical research, fundraising, business development and administrative and; 2) in anticipation of growing the operations the Company has brought on additional personnel thus increasing payroll costs.

Other income/(expense). Other income (expense) amounted to net expense of $54,356 for the six months ended June 30, 2017, as compared to net expense of $138,756 for the six months ended June 30, 2016. Other expense for the six months ended June 30, 2017 and 2016 consisted of interest expense. The decrease in interest expense during the six months ended June 30, 2017 principally relates to the conversion of most of the Convertible Debentures, which were previously accruing interest.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Cash	$2,955,034	$28,922

Current assets	$3,169,926	$37,753
Current liabilities	(257,492)	(760,175)

Working capital (deficit)	$2,912,434	$(722,422)

We expect the current capital to be sufficient to satisfy our capital requirements at least through August 2018. If we obtain FDA clearance to market the ProLung Test in the U.S., we expect that our need for capital will expand. We estimate the cash outflows necessary for the marketing launch, including the ramp up to deploy sales and distribution, will be approximately $8,000,000 over an 18 to 24-month period. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital. Given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, may require us to issues shares, rights to acquire shares, or debt on onerous terms in order to be able to raise capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	our ability to obtain regulatory approval in the United States;

●	our ability to successfully commercialize our ProLung Test, ProLung Scanner and related products and the market acceptance of these products;

●	the pace of our orders, if any, and the pricing and payment terms of those orders;

●	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;

●	whether our common stock is listed on a market and, if so, the price of and trading volume associated with our common stock;

●	the cost of manufacturing and production scale-up;

●	our financial results;

●	the cost and availability of capital generally; and

●	the occurrence of unexpected adverse expenses or events.

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of June 30, 2017, our outstanding debt financing includes the following borrowing arrangements.

Convertible Notes Payable

In 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date. The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $0.75 per share. If the Company’s common stock commences trading and closes at a price of $3.50 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $0.75 per share.

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016 is as follows:

	June 30,
	2017	2016
Operating activities	$(2,418,819)	$(1,056,820)
Investing activities	(11,029)	-
Financing activities	5,355,960	610,752

Net increase (decrease) in cash	$2,926,112	$(446,068)

Operating Activities

For the six months ended June 30, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $141,618 included in our net loss for stock-based compensation, depreciation, stock issued for services, and loss on disposal of property and equipment. For the six months ended June 30, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $248,258 included in our net loss for stock-based compensation, depreciation, and loss on inventory obsolescence. The decrease in the amount of cash related to operating activities was primarily due to increased capital which allowed us to expand our operations and simultaneously settle various operating activities.

Investing Activities

During the six months ended June 30, 2017, cash flows from investing activities totaled $11,029 and was a net of the payments for, and the proceeds from the sale of, property and equipment. During the six months ended June 30, 2016, the Company had no activities classified as investing activities.

Financing Activities

During the six months ended June 30, 2017, cash flows from financing activities totaled $5,355,960. These cash flows were related to gross proceeds of $6,531,561 received from our private placements of common shares and warrants to acquire common shares. Such private placement concluded in the quarter ended June 30, 2017. This was partially offset by direct and deferred offering costs of $840,218, debenture payments of $164,000, third party loan payments of $121,389, and related party loan payments of $50,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2017 that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result the following material weakness in our internal controls and procedures existed:

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

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. We have recently hired a Chief Financial Officer that is familiar with SEC Regulatory requirements and have also recently hired a controller. In addition, we engage a third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, the Company closed its private placement and received subscriptions for an additional $2,942,208, net of offering costs, by selling 2,179,411 units, comprised of one share of common stock and one warrant to purchase one share of common stock, for a price of $1.50 per unit. The offer and sale of such shares of common stock was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act and as set forth in Rule 506(b) under the Securities Act, based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

 During the quarter, as partial settlement of a note payable to a relative of our CEO, we converted $100,000 of principal with 66,667 shares of common stock and 66,667 warrants. In addition, during the quarter, the Company issued 50,000 shares of common stock with a total value of $53,500 to certain consultants (including a consultant who is also a director) for services rendered. The offer and sale of such shares of common stock was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2), based upon the following: (a) each investor has confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*

31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2017 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProLung, Inc.

August 14, 2017	By:	/s/ Steven C. Eror
Date		Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

August 14, 2017	By:	/s/ Mark V. Anderson
Date		Mark V. Anderson
Chief Financial Officer (Principal Financial Officer)

