Form 10-K/A
period 2016-12-31
PROLUNG INC
filed 2017-10-13
CIK 1541884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE. None.

EXPLANATORY NOTE

ProLung, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”, together with the portions of Amendments No. 1 and 2 on Form 10-K/A not superseded hereby, this “Report”) in order to amend the disclosure set forth in Amendment No. 1 on Form 10-K/A filed by the Company on April 19, 2017 (the “First Amendment”) and Amendment No. 2 on Form 10-K/A filed by the Company on September 15, 2017 (the “Second Amendment”) with respect to the following Items.

●	Item 8 Financial Statements and Supplementary Data, in order to supplement disclosure on how the Company determines values when accounting for equity-based compensation; and

●	Item 15 Exhibits, Financial Statement Schedules, in order to reflect updated Exhibit 31 and 32 certifications, XBRL and other Exhibits.

Item 1 Business is restated in the same form as set forth in the Second Amendment in light of the failure to file certifications with the Second Amendment.

The modifications are in response to comments by the SEC staff on the Second Amendment.

In this Amendment, we set forth in their entirety Items that are being amended and have omitted Items that are not being amended. Any Items set forth in this Amendment supersede in its entirety the same Item included in the Amendment. This Amendment should be read as an integrated Report together with the portions of the First Amendment or Second Amendment that are not superseded hereby.

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

As discussed in Note 13, subsequent to December 31, 2016, the Company sold 2,256,634 units from its on-going Private Placement Memorandum for approximately $3.4 million. Additionally, the Company converted outstanding debt of approximately $1.3 million to equity, and paid debt and accrued interest of approximately $0.5 million. Therefore, approximately $1.8 million of liabilities on the December 31, 2016 balance sheet were converted to equity or repaid subsequent to December 31, 2016.

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

Employee Stock-based Compensation – The Company accounts for employee stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. If there is an active trading market for the Company’s common stock “grant-date” fair value will be determined upon market prices. If there is no active trading market for the Company’s “grant date” fair value will be based on recent sales of common stock for cash.

Non-Employee Stock-based Compensation – The Company accounts for non-employee stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date. Fair value will be derived based on the fair value of goods or services received or the fair value of the equity instruments issued, whichever is more reliable. If the equity instrument is an option or a warrant, value will be derived using the Black-Scholes pricing model.

The Company recognizes stock-based compensation to non-employees over the same periods as if the Company had paid cash for the goods or services. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended with ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company is evaluating the guidance but does not at this time expect it to have a material impact on the Company’s revenue recognition. However, the Company does expect to have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. As the Company has elected to be treated as an emerging growth company, this standard will be implemented effective January 1, 2019.

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

In addition, in August 2016, the Company issued 19,767 shares of common stock with a total value of $17,265 ($0.87 per share) to two consultants for services rendered. The services related to marketing efforts. The Company and consultants agreed the fair value of the stock was more reliable than the value of the services. The Company did not have an active trading market for its common stock and the stock was valued at the most recent sale of common stock for cash. During 2016, the Company had a private placement ongoing in which it would sell an equity unit for $1.50. Each equity unit consisted of one share of stock and one warrant to purchase a share of stock at $1.50. As further discussed in Note 8 Common Stock Warrants, the fair value of the warrants was calculated on a monthly basis using the Black-Scholes option pricing model and the $1.50 proceeds were allocated between the two components resulting in a relative fair value of the common stock of $0.87 on the date of issuance.

In November 2015, the Company issued 20,513 shares to employees, directors, and consultants as compensation for current services valued at $15,385 ($0.75 per share). The consultants and directors could not provide a reliable value on the services rendered and agreed the value of the common shares was more reliable. As the Company did not have an active trading market for its common shares, the shares were valued at the most recent sale of common stock for cash. The Company had a private placement ongoing during 2015 of $0.75 per share.

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

Note 8 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for the following: 1) consulting services; 2) extension of a note payable, and 3) in conjunction with common share purchases. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable which is the same time period had the Company paid cash for the goods or services. The Company values warrants based on the fair value of the stock on the date of issuance and records compensation over the requisite service period which is usually the vesting period. The non-vested shares are included in the total outstanding shares recorded in the consolidated financial statements. The fair value of warrants was estimated using the Black-Scholes option pricing model with volatility based on peer group companies. The fair value of the warrants that vested during the year ended December 31, 2016 was $0.76 per share. The fair value of the warrants that vested during the year ended December 31, 2015 was $0.402 per share. Management used the following inputs to value the warrants for the year ended December 31, 2016:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC. (FORMERLY FRESH MEDICAL LABORATORIES, INC.)

October 13, 2017	By:	/s/ Steven C. Eror
Date		Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation(7)
3.2	By-Laws(1)
4.1	Form of Warrant, Issued from April 2010 to March 2011(1)
4.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(5)
4.2.1	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(6)
4.2.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(8)
4.3	Warrant to Purchase Common Stock Issued to William A. Fresh(8)
10.1	BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated January 20, 2005(2)
10.1.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(2)
10.1.2	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(2)
10.1.3	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(2)
10.2	Master Note with Brett M. Error dated June 30, 2011(2)
10.2.1	Amendment to Master Note with Brett M. Error, dated March 27, 2014(3)
10.3	Form of Eight Percent Convertible Debenture, dated _______, 2012(3)
10.4	Revised Master Loan Agreement, issued May 1, 2012 to William A. Fresh(3)
10.4.1	Amended and Restated Master Loan Agreement and Promissory Note with William Fresh(9)
10.5	Employment Agreement with Steven C. Eror, dated as of August 1, 2013(3) #
10.6	Employment Agreement with Michael Garff, dated as of August 1, 2013(3) #
10.7	Lease Agreement dated April 25, 2014 between Frodsham Real Estate L.L.C. and Fresh Medical Laboratories, Inc.(4)
10.8	Master Services Agreement, dated January 11, 2014, with Corradiance, LLC(4)
10.9	Form of Eight Percent (8%) Convertible Debenture, dated ________, 2015(8)
10.10	Form of Convertible Notes issued in November 2015(10)
10.11	Consulting Agreement dated April 30, 2015 with Tim Treu(11)
10.12	Consulting Agreement dated March 9, 2015 with Jeffrey S. O’Driscoll(11)
10.13	Placement Agent Agreement dated December 30, 2015 with ACAP Financial Inc
14.1	Company Code of Ethics(1)
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

*	Filed herewith
#	Management compensation agreement.
(1)	Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.
(2)	Incorporated by reference with Form 10/A filed April 10, 2012, File No. 12594347.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 3, 2014.
(4)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2014.
(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 8, 2014.
(6)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2014.
(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 9, 2014.
(8)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 31, 2015.
(9)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 5, 2015.
(10)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 16, 2015.
(11)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.