Form 10-Q
period 2017-09-30
PROLUNG INC
filed 2017-11-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes [  ] No [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2017, the issuer had 3,861,598 shares of Common Stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash	$1,783,449	$28,922
Prepaid expenses	20,981	8,831
Deferred offering costs	330,960	-
Total Current Assets	2,135,390	37,753

Inventory, noncurrent	314,465	291,559
Property and equipment, net of accumulated depreciation	84,651	82,917
Intangible assets, net of accumulated amortization	158,567	165,738

Total Assets	$2,693,073	$577,967

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$194,957	$358,477
Accrued liabilities	64,677	264,698
Related-party notes payable	-	105,000
Current portion of long-term debt	-	32,000
Total Current Liabilities	259,634	760,175

Long-Term Liabilities
Long-term debt, net of current portion	1,206,931	2,653,370
Total Long-Term Liabilities	1,206,931	2,653,370

Total Liabilities	1,466,565	3,413,545

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,598 shares and 3,000,815 shares issued and outstanding, respectively	3,862	3,001
Additional paid-in capital	20,914,110	13,247,054
Accumulated deficit	(19,691,464)	(16,085,633)
Total Stockholders’ Equity (Deficit)	1,226,508	(2,835,578)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,693,073	$577,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Revenue	$-	$-	$-	$-

Total revenue	-	-	-	-

Cost of revenue	-	-	-	10,193

Gross loss	-	-	-	(10,193)

Operating expenses:
Research and development expense	274,407	241,809	1,034,934	806,052
Selling, general and administrative expense	1,067,502	360,172	2,472,250	1,065,631
Loss on disposal of property and equipment	-	-	690	-
Total operating expenses	1,341,909	601,981	3,507,874	1,871,683

Loss from operations	(1,341,909)	(601,981)	(3,507,874)	(1,881,876)

Other income (expense):
Interest expense	(24,211)	(65,526)	(97,957)	(204,282)
Total other income (expense)	(24,211)	(65,526)	(97,957)	(204,282)

Net loss	$(1,366,120)	$(667,507)	$(3,605,831)	$(2,086,158)

Basic and diluted loss per share	$(0.35)	$(0.23)	$(1.02)	$(0.75)

Weighted-average common shares outstanding, basic and diluted	3,849,791	2,870,596	3,522,810	2,793,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	3,000,815	$3,001	$13,247,054	$(16,085,633)	$(2,835,578)
Common stock issued upon conversion of debt and accrued interest	249,834	250	1,355,539	-	1,355,789
Common stock issued for cash and warrants, net of offering costs	544,300	545	6,531,022	-	6,531,567
Offering costs paid in cash	-	-	(664,452)	-	(664,452)
Common stock issued to placement agent	55,372	55	(55)	-	-
Common stock issued upon conversion of related party debt and accrued interest	5,000	5	59,995	-	60,000
Issuance of common stock to consultants for services	6,250	6	53,494	-	53,500
Stock-based compensation	-	-	331,513	-	331,513
Rounding due to reverse stock split	27	-	-	-	-
Net loss	-	-	-	(3,605,831)	(3,605,831)
Balance, September 30, 2017	3,861,598	$3,862	$20,914,110	$(19,691,464)	$1,226,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,605,831)	$(2,086,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,195	24,889
Stock-based compensation	385,013	332,241
Obsolete inventory	-	10,193
Loss on disposal of property and equipment	690	-
Change in assets and liabilities:
Inventory	(22,906)	(162,379)
Prepaid expenses	(12,150)	26,964
Accounts payable	(163,520)	230,306
Accrued liabilities	(32,282)	169,430
Net cash flows from operating activities	(3,426,791)	(1,454,514)

Cash flows from investing activities:
Payments for property and equipment	(19,842)	-
Proceeds from sale of property and equipment	394	-
Net cash flows from investing activities	(19,448)	-

Cash flows from financing activities:
Offering and deferred offering costs paid in cash	(995,412)	-
Issuance of common stock and warrants for cash	6,531,567	882,224
Payments on convertible debenture	(164,000)
Proceeds from notes payable	-	32,000
Payments on notes payable	(121,389)	-
Proceeds from related party debt	-	185,000
Payments on related party notes payable	(50,000)	(55,000)
Net cash flows from financing activities	5,200,766	1,044,224

Net increase (decrease) in cash	1,754,527	(410,290)
Cash at beginning of period	28,922	451,526
Cash at end of period	$1,783,449	$41,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$169,623	$48,744
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$1,255,789	$785,167
Partial conversion of debt to equity	$100,000	$-
Extinguishment of related-party note and interest with common stock	$60,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (formerly Fresh Medical Laboratories, Inc.) (the “Company”) is a Delaware corporation that was incorporated on November 22, 2004. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development, marketing, and sale of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing markets for its products, securing strategic alliances and obtaining financing.

Principles of Consolidation

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Reverse Stock Split

On October 10, 2017, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effectuate a 1-for-8 reclassification, or reverse stock split, of the Company’s common stock, to be effective as of October 25, 2017. All share, option, warrant, per share, per option and per warrant amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of, and for the year ended, December 31, 2016 included in the Company’s Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results to be expected for the year ending December 31, 2017.

The Company has incurred losses since inception while pursuing the development of its primary predictive analytical medical device, and approval from the U.S. Food and Drug Administration (“FDA”) to market the device, while also developing markets outside the United States. The Company incurred net losses of $3.6 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used in operating activities was $3.4 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. Historically, operations have been funded primarily through the sale of equity or debt securities. Should management continue to fund operations at similar levels, additional equity or debt securities would need to be sold, or other financing arrangements made.

The Company has the ability to maintain current levels of spending, or reduce expenditures significantly if funding is not available. Additionally, should FDA approval be obtained, the Company could execute on an aggressive marketing plan that would require significant additional funding; however, this plan would not begin until funding is in place.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2017, and 2016, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three and Nine Months Ended
	September 30,
	2017	2016
Warrants to purchase shares	1,205,623	177,901
Stock options	127,500	-
Non-vested shares	-	1,359
Convertible debentures	-	275,509
Convertible notes	201,155	205,212

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended with ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20. These new standards supersede all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company is evaluating the guidance but does not at this time expect it to have a material impact on the Company’s revenue recognition. However, the Company does expect to have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. As the Company is an emerging growth company, this standard will be implemented effective January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019, on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018 and does not expect any accounting significance upon adoption.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This Standard was issued to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018, since this standard is to be applied prospectively there will be no effect on prior financial statements and the Company does not currently have plans where this standard would be applicable.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II). Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements and does not anticipate early adopting.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities was issued in August 2017. The amendments under ASU 2017-12 refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 becomes effective for the Company in the first quarter of 2019. The Company is currently assessing the impact the adoption of this ASU will have on the consolidated financial statements.

Note 2 – Inventory

Inventory consists of the following:

	September 30, 2017	December 31, 2016

Raw materials	$66,846	$69,264
Work in progress	11,222	31,185
Finished goods	236,397	191,110

Total inventory	314,465	291,559
Less carrying value of inventory not deemed to be a current asset	(314,465)	(291,559)

Inventory, included in current assets	$-	$-

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued interest	$-	$234,405
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	46,804	12,420

Total accrued liabilities	$64,677	$264,698

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 –Short and Long-term Debt

Short and Long-term debt is summarized as follows

	September 30, 2017	December 31, 2016

Convertible debentures; unsecured; interest at 8.00% per annum; settled during 2017	$-	$1,257,050

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 6, 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.00% per annum; settled during 2017	-	189,389

Related-party note payable; interest at 8%; settled during 2017	-	105,000

Unsecured note payable; interest at 10.00% per annum; settled during 2017	-	32,000

Total long-term debt	1,206,931	2,790,370

Less: current portion	-	137,000

Long-term debt, net of current portion	$1,206,931	$2,653,370

Convertible Debentures

During the nine months ended September 30, 2017 convertible debentures were converted or repaid as follows: The Company repaid $164,000 in principal along with $25,700 in related accrued interest. The remaining convertible debenture holders elected to convert $1,093,050 in principal along with $162,739 in related interest into 241,500 shares of common stock at a rate of $5.20 per share.

As further described in Note 5 to these unaudited condensed consolidated financial statements, the Company entered into placement agent agreements that provide for compensation to the respective placement agent in connection with an offering of common stock. Additionally, the placement agent agreements provide for potential compensation to the placement agent in connection with the future conversion of the convertible debentures into shares of common stock of the Company. Upon the conversion of the convertible debentures, the Company was required to issue the placement agent warrants to acquire shares of the Company’s common stock at an exercise price of $5.20 per share. The placement agent will be issued a warrant to purchase one share of common stock for each $6.48 of the principal amount of the convertible debentures converted into common stock, with the maximum number of warrants issuable under the Placement Agreement limited to 330,433 shares of the Company’s common stock. The term of the warrants is for a period of 36 months from the date of issuance. During the nine months ended September 30, 2017, 330,425 warrants were issued to then-current placement agent.

Convertible Notes Payable

In 2015, the Company issued two convertible promissory notes (the “convertible notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The convertible notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the convertible notes is due on the five-year anniversary of the issue date. The convertible notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. If the Company’s common stock commences trading and closes at a price of $28.00 per share for five consecutive trading days, the principal amount under the convertible notes automatically converts into common stock at the rate of $6.00 per share.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note Payable to a Relative of an Executive Officer

During the nine months ended September 30, 2017, $89,389 of principal of a master note to an individual related to an executive officer of the Company was repaid along with interest of $39,071. In addition, the noteholder elected to convert the remaining $100,000 of principal for 8,334 shares of common stock as well as 8,334 warrants to purchase stock at a price of $12.00 per unit.

Other Notes Payable

During the nine months ended September 30, 2017, the Company repaid $32,000 of principal along with $1,185 of related accrued interest. These proceeds were received during the nine months ended September 30, 2016.

Related-Party Note payable

During the nine months ended September 30, 2017, $105,000 of principal of related-party notes was repaid along with interest and fees of $5,000. $55,000 of this principal and the related interest was settled in common stock and $50,000 was settled in cash. The related party elected to convert $60,000 of principal and interest into 5,000 shares, as well as 5,000 warrants to purchase stock, at a price of $12.00 per unit.

During the nine months ended September 30, 2016, the Company issued notes to a related-party for $185,000. Also during the nine months ended September 30, 2016, $55,000 of the related-party notes were paid back along with interest and fees of $599.

Note 5 – Common Stock

Increase in Authorized Shares

In July, 2017, following the receipt of board authorization and stockholder approval, the Company filed an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized number of shares of common stock from 40,000,000 shares to 120,000,000. The increase in authorized shares has been reflected on the Company’s condensed consolidated balance sheet.

Public Offering of Common Stock of the Company

On August 4, 2017, the Company filed a Registration Statement on Form S-1 (as modified from time to time, the “Registration Statement”), to which it filed a pre-effective amendment on October 17, 2017. This Registration Statement relates to a potential public offering of the Company’s common stock. Such Registration Statement is subject to review before it becomes effective. There is no assurance that any shares will be offered and sold pursuant to such Registration Statement. During the nine months ended September 30, 2017, the Company has incurred cash offering costs totaling $330,960 which will be offset against the proceeds received, if such offering is completed. If the Company does not complete the offering, the deferred offering costs will be charged to expense.

Private Placement of Common Stock of the Company

The Company has been issuing equity under a private placement agreement. The Company offered a minimum of 41,667 units, comprised of one share of common stock and one warrant to purchase one share of common stock at $12.00, or a maximum of 437,500 units at a purchase price of $12.00 per unit, for a minimum offering amount of $500,000 and a maximum offering amount of $5,250,000, which maximum amount was increased to 682,669 units, and $8.2 million by the Board of Directors in February 2017. The units were offered to a limited number of prospective investors who qualify as “accredited investors.” The units were offered on a “best efforts, all-or-none” basis for the first 41,667 units subscribed for and on a “best efforts” basis thereafter.

The Company engaged two separate placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these agreements, the Company had incurred commission fees to the placement agents of $826,146 together with 68,268 shares of common stock as of September 30, 2017. For the nine months ended September 30, 2017, the Company received subscriptions for $6,531,567 and paid $664,452 in offering costs.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2016, 82,380 shares were subscribed, conditions for the minimum offering were met, and the Company received net proceeds of $882,224 from the offering.

As of September 30, 2017, the adjusted maximum offering amount of $8.2 million was subscribed for and the offering was closed.

Common Stock Issued for Conversion of Convertible Debentures and Notes Payable

During the nine months ended September 30, 2017, $1,093,050 of convertible debentures and $162,739 of accrued interest was converted at $5.20 per share into 241,500 shares of common stock. As partial settlement of a note payable to a relative of an executive officer, $100,000 was converted at $12.00 per share into 8,334 shares of common stock. Also, in partial settlement of a related party note, $55,000 of principal and $5,000 of interest was converted at $12.00 per share into 5,000 shares of common stock.

During the nine months ended September 30, 2016, certain convertible debenture holders exercised their right and converted $717,950 of principal and $67,217 of accrued interest into common stock. The Company issued 150,994 shares of common stock at $5.20 per share.

Common Stock Issued for Services

In addition, during the nine months ended September 30, 2016, the Company issued 2,496 shares of common stock with a total value of $29,651 to two consultants for services rendered.

The Company recognized stock-based compensation related to the shares issued to directors, officers and consultants for the nine months ended September 30, 2017 and 2016 of $53,500 and $332,241, respectively.

Periodically, the Company issues non-vested common stock to directors, officers and consultants as compensation for future services. During the nine months ended September 30, 2017 and 2016, the Company recognized $433 and $121,400 in stock compensation expense related to the amortization of this deferred compensation.

A summary of the status of the Company’s restricted common stock grants as of September 30, 2017 and changes during the nine months then ended, is presented below:

	Restricted	Weighted
	Common	Average
	Stock	Common
	Grants	Stock Price

Balance at December 31, 2016	109	$4.00
Awarded	-	-
Vested	(109)	4.00

Balance at September 30, 2017	-

As of September 30, 2017, there are no longer any restricted common stock grants.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2017 and 2016, including stock-based compensation for the options and warrants discussed in Note 6 and 7, has been included in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Research and development expense	$-	$79,915	$-	$227,392
Selling, general and administrative expense	261,153	30,854	385,013	104,849

Total share-based compensation	$261,153	$110,769	$385,013	$332,241

Note 6 – Common Stock Options

Equity Incentive Plan

In April 2017 the Board of Directors, contingent on shareholder approval, approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers and employees and non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary of the Company.

The total number of initial shares of Common Stock authorized for issuance under the Plan is 500,000 shares; the authorized shares will automatically increase on January 1st of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. If the automatic increases are not limited by the Board, there will be 900,000 shares of common stock authorized under the Plan in January 1, 2027.

Issuance of Stock Options under the Plan

Board Option Grants

In August 2017, the Board’s Compensation Committee approved the issuance of 52,500 options to Directors of the Company at exercise prices ranging from $8.00 to $10.00 per option. One half of the options (26,250) vest immediately with the remaining half (26,250) vesting quarterly through August 2018. The fair value of these options was $5.97 per option or $313,419 and will be expensed over the relative vesting period. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.12 years
Exercise price	$8.33
Expected volatility	124%
Expected dividends	None
Risk-free interest rate	1.84%

The Company recorded an expense of $217,592 for the three and nine months ended September 30, 2017. The $95,827 remaining unrecognized expense will be recognized through April 2018.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CEO Stock Option Incentive

In an amendment to the employment agreement of the CEO executed March 29, 2017 the Company agreed to grant the CEO stock option incentives related to FDA approval. The stock option shall expire 10-years after the grant date and shall vest with respect to a number of options of Common Stock upon the receipt of FDA Approval (as defined below), with such number of options to be as follows:

●	150,000 options if FDA Approval is obtained on or before January 1, 2018;

●	112,500 options if FDA Approval is obtained after January 1, 2018 and on or before July 1, 2018;

●	75,000 options if FDA Approval is obtained after July 1, 2018 and on or before January 1, 2019;

●	37,500 options if FDA Approval is obtained after January 1, 2019 and on or before January 1, 2020.

On August 9, 2017, the Compensation Committee of the Board of Directors granted the stock option described above at an exercise price of $8.00 per option. The Company considers these options to be performance based and August 9, 2017 to be the grant date. Solely for accounting purposes, the Company estimated the conditions for vesting will be met between July and December 2018. Based on this estimate, management also believes the most probable number of options to be issued will be 75,000. The Company valued these 75,000 options as of August 9, 2017 using the Black-Scholes Pricing Model using the following assumptions:

Expected life	5.75 years
Exercise price	$8.00
Expected volatility	124%
Expected dividends	None
Risk-free interest rate	1.84%

The resulting expense of $472,000 will be amortized over the estimated service period which will be the grant date through December 31, 2018. For the three and nine months ended September 30, 2017, $40,202 of expense has been recorded.

As of September 30, 2017, there are currently 297,500 options available for issuance under the Plan. As noted above we have issued performance based options to our CEO, whereby we could issue up to 150,000 options; which are included in the above options available for issuance under the Plan.

A summary of option activity for the nine months ended September 30, 2017 is presented below:

Weighted
		Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Issued	Exercise	Contractual	Value of
	Agreements	Price	Life	Options

Outstanding at December 31, 2016	-	$-	-	$-
Issued	127,500	8.14	9.9 years	-
Exercised	-	-		-
Expired	-	-		-

Outstanding at September 30, 2017	$127,500	$8.14	9.9 years	$-

Exercisable at September 30, 2017	32,813	$8.53	9.9 years	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values non-vested warrants utilizing the Black Scholes Method and records compensation over the requisite service period which is usually the vesting period. The fair value of warrants was estimated using the Black-Scholes option pricing model. The fair value of the warrants that vested during the nine months ended September 30, 2017 was $6.32 per warrant. The weighted-average assumptions used for the warrants that vested during the nine months ended September 30, 2017 were risk-free interest rate of 1.84%, expected volatility of 122%, expected life of 4.5 years, and expected dividend yield of zero. The fair value of the warrants that vested during the year ended December 31, 2016 was $6.08 per warrant. The weighted-average assumptions used for the warrants that vested during the year ended December 31, 2016 were risk-free interest rate of 1.33%, expected volatility of 124%, expected life of 4.5 years, and expected dividend yield of zero. The Company recognized $70,360 and $67,945 as share-based compensation and additional paid-in capital related to the vesting of warrants for the nine months ended September 30, 2017 and 2016 respectively. The Company recognized $35,446 and $33,912 as share-based compensation related to the vesting of warrants for the three months ended September 30, 2017 and 2016, respectively.

In September 2017, the Company issued 1,250 warrants to a consultant for investor relation services rendered. The warrants have an exercise price of $12 per warrant, vest immediately and expire in September 2020. The fair value of these warrants was $2,926 or $2.34 per warrant and was immediately recognized as an expense. The fair value was computed using the Black Scholes method using the following assumptions.

Expected life	1.52 years
Exercise price	$12.00
Expected volatility	107%
Expected dividends	None
Risk-free interest rate	1.33%

A summary of warrant activity for the nine months ended September 30, 2017 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2016	430,938	$7.04	4.2 years	$546,333
Issued	774,685	10.11	2.2 years	-
Exercised	-	-
Expired	-	-

Outstanding at September 30, 2017	1,205,623	$9.00	2.8 years	$1,230,829

The intrinsic value at September 30, 2017 is calculated at $7.28 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Consulting Representation Agreement

In February 2017, the Company entered into a consulting agreement with Dr. Robin Smith, who is a director of the Company. Under the agreement, Dr. Smith has agreed to provide advisory services related to the Company’s clinical assets, capital markets, public company related issues and other matters as agreed to by the parties. The agreement expires in November. Dr. Smith is to receive total compensation of $90,000 and received 3,750 shares of common stock.

Lease Agreement –Monthly rental payments as of September 30, 2017 are $4,140 per month through January 2019. If the Company exercises the option to renew the lease, the monthly rental payments will further escalate by 3% per year during the additional term.

Minimum lease commitments at September 30, 2017 for the remaining term of the lease are as follows:

Year ending September 30,
2018	$41,400
Thereafter	-

Total	$41,400

Lease expense charged to operations related to this agreement for the nine months ended September 30, 2017 and 2016 was $35,997 and $34,917, respectively.

License Agreement – The Company has a license agreement with a party related through a shareholder and former member of the board of directors. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology in its medical devices and other products for an indefinite term. At September 30, 2017 and December 31, 2016, accrued royalties under this license agreement total $17,873, respectively.

Note 9 – Other Related Party Transactions

During the nine months ended September 30, 2017, the Company had a consulting agreement in place with one member and one former member (currently an officer of the Company) of its board of directors. The director and former director provide medical advisory services. The consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason. During the three and nine months ended September 30, 2017, these individuals were paid a total of $73,761 and $153,681, respectively. During the three and nine months ended September 30, 2016, amounts paid for consulting agreements to former directors was $113,000 and $348,000, respectively.

Note 10 – Subsequent Events

On November 10, 2017, the Board’s Compensation Committee approved the issuance of 204,250 options to certain key employees. These options have an exercise price of $8.00 per option and vest quarterly over two years.

The Company evaluated all subsequent events that occurred after the balance sheet date through November 14, 2017, the date its financial statements were available to be issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) of ProLung, Inc. (the “Company”).

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

●

our future success may be dependent upon additional financings to fund our operations, particularly if we obtain approval from the U.S. Food and Drug Administration (the “FDA”) to market our non-invasive lung cancer risk stratification test (the “Electro Pulmonary Nodule Scan” or “ProLung Test”), if we fail to obtain such capital, which may become more difficult if we do not receive FDA approval, we may be unable to continue as a going concern;

●	our clinical studies may produce unfavorable results which could prevent or delay ProLung from obtaining FDA and other regulatory approvals;

●	we must obtain regulatory approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets;

●	if we obtain FDA approval, we will be subject to Medical Device Reporting, or MDR, requirements, which may lead to inquiries, injunctions or liabilities;

●	we offer and sell a single testing product;

●	we may eventually want to expand the ProLung Test to other cancer targets. ProLung does not have clinical data suggesting that the ProLung Test is effective in other cancers and the ProLung Test may not be effective in other cancers;

●	we are a small company and may be unable to compete with competitive technologies;

●	we may be unable to protect our intellectual property rights, which are important to the potential value of our products and company;

●	we may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others;

●	although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products;

●	ProLung clinical study designs have not been reviewed by the FDA; and

●	our ProLung Test may produce false positive and false negative results; and

●	other factors discussed in our 2016 Form 10-K.

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

We are a medical device company that is developing, testing and commercializing its non-invasive lung cancer risk stratification test or ProLung Test. The ProLung Test was developed to be adjunctive to Computed Tomography (“CT”), or what is commonly referred to as a “CT scan” of the chest. The ProLung Test is designed to assist in evaluating the risk associated with a CT finding in the lung that is suspicious for cancer.

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

Subject to FDA approval, the ProLung Test will be introduced to the market like a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the ProLung Test acquires precision bioconductance measurements by means of a patented Probe and disposable diaphoretic electrodes placed on the back and arms. The data containing precision measurements is processed by a proprietary classified algorithm, and a report is electronically generated that may be used by the physician, in addition to other risk factors such as nodule size, family history, gender, histology and other risk stratification information, to evaluate patients with suspicious masses or lesions identified by the CT scan. The ProLung Test is immediate, pain-free, non-invasive, and non-radiating. It requires little patient preparation and can be completed in less than 30 minutes by a proficient technician.

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

In the United States, ProLung submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. In February 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent meetings with the FDA, ProLung succeeded in reducing the number of concerns and was asked to complete an additional study. We must complete the requested clinical research and resubmit the application with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future. Unless and until we obtain FDA approval, we may not market or sell our ProLung Test in the United States.

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

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenues and Cost of Revenue. During the three months ended September 30, 2017 and September 30, 2016, we had no revenues and no cost of revenues.

Operating Expenses. Total operating expense for the three months ended September 30, 2017 was $1,341,909, compared to the total operating expenses for the three months ended September 30, 2016, of $601,981, representing an increase of $739,928. Operating expenses have been classified by management as either research and development expense or selling, general and administrative expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. The overall increase in operating expense is primarily due to the Company having additional capital which has enabled the Company: 1) to access consultants for medical research, fundraising, business development and administrative and; 2) in anticipation of growing the operations the Company has hired additional personnel. This has increased payroll costs. A further discussion as to the increases in research and development expense and selling and general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the three months ended September 30, 2017 was $274,407, compared to research and development expense of $241,809 for the three months ended September 30, 2016; representing an increase of $32,598. This increase was partially due to an increase in payroll costs associated with the hiring of our new chief scientific officer, Dr. Rex Yung. Dr. Yung was hired in August to use his significant knowledge and experience to refine our ProLung Test and work towards getting FDA approval. We also had an increase in travel and professional fee costs related to our ongoing clinical trials. We would expect these costs to continue to increase as our clinical trials continue. This will require additional travel costs and the need for additional consultants to assist us in completing our final application with the FDA. These increases in research and development costs compared to the quarter ended September 30, 2016 were offset by a one-time stock compensation expense classified as research and development during the three months ended September 30, 2016. During 2017, we have not issued any stock based compensation that would be classified as research and development. However, there is no guarantee that we will not issue such items in the future.

Selling, General and Administrative Expense. Selling, general and administrative for the three months ended September 30, 2017 was $1,067,502 compared to selling, general and administrative of $360,172 for the three months ended September 30, 2016; representing an increase of $707,330. This significant increase was due to the following events:

●

We had an increase in our payroll expense in the administrative area. In anticipation of our common stock listed on a stock exchange, we hired a CFO, controller, Director of Marketing and various administrative personnel. We made it a priority to enhance our accounting, investor relations and marketing personnel as these individuals play a critical role in our maintaining compliance.

●	In anticipation of potentially having our common stock listed on a stock exchange, we have incurred significant travel, legal, professional and consulting expense. These costs relate to regulatory requirements, investor relations, brand awareness and indirect costs to obtain financing. Due to our filing a Registration Statement on Form S-1 during the current quarter, our costs for this quarter compared to last year have increased. We would expect these costs to be higher than the previous quarters in light of the significant legal, accounting and other expenses typically associated with a registered public offering. If such offering closes, we would expect higher legal, professional and consulting expense than experienced in years prior to 2017, but not at the same level as associated with the prospective offering.

●	We had an increase in our expenses related to our Board of Directors. On August 24, 2017, the Board’s Compensation Committee approved the issuance of 52,500 options to our directors at exercise prices ranging from $8.00 to $10.00 per option. One half of the options (26,250) vested immediately with the remaining half (26,250) vesting quarterly through August 24, 2018. We recognized approximately $218,000 stock based compensation expense during the quarter and will recognize the remaining $96,000 through August 2018. We also paid director fees of $93,500 in cash during the quarter. Provided we become a fully trading Company, we will continue to pay these cash amounts every quarter. We incurred none of these costs during the quarter ended September 30, 2016.

●	We incurred a non-cash stock based compensation expense of approximately $40,000 related to performance based options granted to our CEO during the quarter. On August 9, 2017, the Compensation Committee of the Board of Directors granted performance based stock options at an exercise price of $8.00 per option. The performance criteria are tied to FDA approval. Solely for accounting purposes, we have estimated that the conditions for vesting will be met between July and December 2018, which would cause 75,000 shares to vest. We valued these 75,000 options as of August 9, 2017 using the Black-Scholes Pricing Model resulting in a value of $472,000 which will be amortized over the estimated service period which is August 2017 through December 31, 2018. We had no similar expense during the quarter ended September 30, 2016.

Other income/(expense). Other income (expense) amounted to net expense of $24,211 for the three months ended September 30, 2017, as compared to net expense of $65,526 for the three months ended September 30, 2016. Other expense consists of interest expense. The decrease in interest expense during the three months ended September 30, 2017 compared to the prior year relates to convertible debentures being converted from October 2016 to August 2017. Otherwise, current interest expense represents interest accrued on the remaining convertible notes which are not due until 2020.

Nine months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues and Cost of Revenue. During the nine months ended September 30, 2017 and September 30, 2016, we had no revenues. For the nine months ended September 30, 2017, there was no cost of revenues. For the nine months ended September 30, 2016, packaging valued at $10,193 was written off due to our new branding efforts and is reported as cost of revenues in the accompanying statement of operations.

Operating Expenses. Total operating expense for the nine months ended September 30, 2017 was $3,507,874, compared to total operating expenses for the nine months ended September 30, 2016, of $1,871,683, representing an increase of $1,636,191. Operating expenses have been classified by management as either research and development expense or selling, general and administrative expense based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. The overall increase in operating expense is primarily due to the Company having additional capital which has enabled the Company: 1) to access consultants for medical research, fundraising, business development and administrative and; 2) in anticipation of growing the operations, the Company has hired additional personnel. This increases payroll costs. A further discussion as to the increases in research and development expense and selling and general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2017 was $1,034,934, compared to research and development expense of $806,052 for the nine months ended September 30, 2016; representing an increase of $228,882. This increase was due to the following events;

●

Increased payroll costs associated with reassigning certain staff to research and development as well as the hiring of new employees including our new Chief Scientific Officer. Due to the increase in clinical trials, further development of our ProLung Test and furthering our planned FDA application we needed to increase both the number and the quality of our research team. During the nine months ended September 30, 2016, we did not have the funds to fully accomplish this.

20

●

Increase in travel, clinical and professional fees costs related to our ongoing clinical trials and focus on FDA approval. As of September 30, 2016, due to anticipated from a private offering, we expected these costs to increase during 2017. With increased clinical trials, we incur additional travel and clinical professional fees. With a greater focus on the FDA approval, we have engaged and will continue to engage certain professionals that will assist us in our efforts to get our FDA application completed, filed and approved.

●	These increases in research and development costs compared to the nine months ended September 30, 2016 were offset by a one-time stock compensation expense classified as research and development during the three months ended September 30, 2016. During 2017, we have not issued any stock based compensation that would be classified as research and development. However, there is no guarantee that we will not issue such items in the future.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2017 was $2,472,250, compared to selling, general and administrative expense of $1,065,631 for the nine months ended September 30, 2016; representing an increase of $1,406,619. This significant increase was due to the following events:

●	In anticipation of potentially having our common stock listed on a stock exchange, as well as our fund-raising activities during the first half of 2017, we have incurred significant travel, legal, professional and consulting expense. These costs relate to regulatory requirements, investor relations, brand awareness and indirect costs to obtain financing. We also incurred non-cash stock based compensation to consultants. We would expect these costs to be higher than the previous periods in light of the significant legal, accounting and other expenses typically associated with a registered public offering. If such offering closes, we would expect higher legal, professional and consulting expense than experienced in years prior to 2017, but not at the same level as associated with the nine months ended September 30, 2017.

●	We had an increase in our payroll expense in the administrative area. In anticipation of potentially having our common stock listed on a stock exchange, we hired a CFO, controller, Director of Marketing and various administrative personnel. We made it a priority to enhance our accounting, investor relations and marketing personnel, as these individuals play a critical role in our maintaining compliance.

●	We had an increase in our expenses related to our Board of Directors. On August 24, 2017, the Board’s Compensation Committee approved the issuance of 52,500 options to the directors of the Company at exercise prices ranging from $8.00 to $10.00 per option. One half of the options (26,250) vested immediately with the remaining half (26,250) vesting quarterly through August 24, 2018. We recognized approximately $218,000 in stock based compensation expense during the nine months ended September 30, 2017 and will recognize the remaining $96,000 through August 2018. We also paid director fees of $93,500 year to date. Provided our common stock is listing on a stock exchange, we will continue to pay approximately $93,500 to our directors as a group every quarter. We incurred none of these costs during the nine months ended September 30, 2016.

●	We incurred a non-cash stock based compensation expense of approximately $40,000 related to performance based options granted to our CEO. On August 9, 2017, the Compensation Committee of the Board of Directors granted performance based stock options at an exercise price of $8.00 per option. The performance criteria is tied to FDA approval. Solely for accounting purposes, we have estimated that the conditions for vesting will be met between July and December 2018 , which would cause 75,000 shares to vest. We valued these 75,000 options as of August 9, 2017 using the Black-Scholes Pricing Model resulting in a value of approximately $472,000 which will be amortized over the estimated service period which is August 2017 through December 31, 2018. We had no similar expense during the nine months ended September 30, 2016.

Other income/(expense). Other income (expense) amounted to net expense of $97,957 for the nine months ended September 30, 2017, as compared to net expense of $204,282 for the nine months ended September 30, 2016. Other expense consists of interest expense. The decrease in interest expense during the nine months ended September 30, 2017 principally relates to the conversion of most of the convertible debentures, which were previously accruing interest.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Cash	$1,783,449	$28,922

Current assets	$2,135,390	$37,753
Current liabilities	(259,634)	(760,175)

Working capital (deficit)	$1,875,756	$(722,422)

If we obtain FDA clearance to market the ProLung Test in the U.S., we expect that our need for capital will expand. We estimate the cash outflows necessary for the marketing launch, including the ramp up to deploy sales and distribution, will be approximately $8,000,000 over an 18 to 24-month period. If we are able to close our proposed registered public offering, proceeds from that offering would potentially provide part of the $8,000,000 we anticipate would be needed. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital. Given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, may require us to issues shares, rights to acquire shares, or debt on onerous terms in order to be able to raise capital.

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

Long-Term Debt

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of September 30, 2017, our outstanding debt financing includes the following borrowing arrangement.

Convertible Notes Payable

In 2015, the Company issued two convertible promissory notes (the “convertible notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The convertible notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the convertible notes is due on the five-year anniversary of the issue date. The convertible notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. If the Company’s common stock commences trading and closes at a price of $28.00 per share for five consecutive trading days, the principal amount under the convertible notes automatically converts into common stock at the rate of $6.00 per share.

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016

Operating activities	$(3,426,791)	$(1,454,514)
Investing activities	(19,448)	-
Financing activities	5,200,766	1,044,224

Net increase (decrease) in cash	$1,754,527	$(410,290)

Operating Activities

For the nine months ended September 30, 2017 and 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges primarily related to stock-based compensation and depreciation. Due to increased capital we were able to expand our operations and simultaneously settle various previous operating obligations, which resulted in more cash being used in operating activities during 2017 as compared to 2016.

Investing Activities

During the nine months ended September 30, 2017, our cash flows used in investing activities were primarily for the purchase of office equipment, net of a small amount proceeds from the sale of equipment. During the nine months ended September 30, 2016, the Company had no activities classified as investing activities.

Financing Activities

During the nine months ended September 30, 2017 our cash inflows from financing activities were related to proceeds received from our private placements of common shares and warrants to acquire common shares which concluded in the 2nd quarter. Our outflows of cash related to financing activities revolved around cash settlement of remaining debenture holders, third party loans and related party loans. We also had cash outflows for direct and deferred offering costs related to the above mentioned private placement and costs incurred to date on our potential public offering.

During the nine months ended September 30, 2016, cash inflows from financing activities related to initial proceeds from our private placement as well as loans from related parties. The outflows consist of payments on related party debt.

Critical Accounting Policies and Estimates

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Management evaluates inventory for obsolescence based on expectations about future demand and marketability of products, and if necessary, reduces inventory to the lower of cost or market through the use of on inventory valuation account for obsolescence. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the condensed consolidated balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2017 that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result the following material weakness in our internal controls and procedures existed:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have occurred no events requiring disclosure under this item.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Company issued 1,250 warrants to a consultant for investor relation services rendered. The warrants have an exercise price of $12 per warrant, vest immediately and expire in September 2020.

The offer and sale of such warrants to purchase common stock and the underlying shares, is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act, based upon the following: (a) the consultant has confirmed to us that the consultant was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to such offering; (c) the consultant was provided with certain disclosure materials and all other information requested with respect to our company; (d) the consultant acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit index below.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation(1) (2)

3.2	Amended and Restated By-Laws(2)

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*

31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K filed on October 13, 2017 .
(2)	Incorporated by reference to the Current Report on Form 8-K filed on July 19, 2017 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProLung, Inc.

November 14, 2017	By:	/s/ Steven C. Eror
Date		Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

November 14, 2017	By:	/s/ Mark V. Anderson
Date		Mark V. Anderson
Chief Financial Officer (Principal Financial Officer)

