Form 10-K
period 2017-12-31
PROLUNG INC
filed 2018-04-17
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

YES [  ] NO [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [  ] NO [X].

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting Company[X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2017, was approximately $23,514,247, based upon 3,229,979 shares held by non-affiliates and an assumed fair market value of $7.28 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the last private purchase of the Company’s common stock prior to June 30, 2017. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 16, 2018, the Registrant had 3,861,848 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2017 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

In this filing, ProLung, Inc. and its consolidated subsidiary are referred to as “ProLung” in addition to as the “Company” and versions of “we” or “us.” Current and all granted trademarks include ProLungdx®, Fresh Medical Laboratories®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner (EPN Scan)®, and EPN Scanner®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

We are a medical technology company specializing in predictive analytic, early stage lung cancer risk testing, which we refer to as the “ProLung Test.” Our noninvasive, painless and radiation-free ProLung Test was developed to immediately assess the risk of malignancy in lung nodules found in the chest by a Computer Tomography “CT” scan, which is currently the primary method used in the United States (“US”) for screening lung cancer. Lung cancer is the leading cause of cancer death. Earlier detection makes a substantial improvement in survival in individuals at high risk of lung cancer. Timely identification of malignancy is essential for patients and their families. Currently, patients often wait from three months to three and one-half years to have the risk of malignancy assessed through periodic CT scan surveillance. Until malignancy is determined to be likely, invasive biopsy and treatment are typically delayed. Current statistics reflect an average 17% survival rate at five years for those diagnosed with lung cancer.

We believe the ProLung Test, in conjunction with the discovery of a nodule by CT scan, provides a more rapid assessment of the risk of malignancy, which must be determined prior to biopsy. Since a lung biopsy is invasive and may require life threatening thoracic surgery, physicians, patients, and insurance companies typically delay biopsy and therapy until the risk of malignancy outweighs the risk of further diagnostic procedures. For these patients, the delay reduces time available to treat the tumor and may cause sustained emotional trauma.

The ProLung Test enables the practitioner to promptly assess the risk of malignancy in patients with lung nodules. The ProLung Test utilizes mass averaging bioconductive technology. Mass averaging bioconductive technology involves a sequential scanning process that measures significant differences in electrical conductance between cancerous and benign tissue. We plan to introduce the ProLung Test to the market as a standard predictive analytic test, without the need for transmission of a physical sample or specimen to a lab for analysis.

The ProLung Test acquires bio conductance measurement data by means of a patented probe and disposable diaphoretic electrodes placed on the patient’s back and arms. The ProLung Test registers and evaluates measurement data derived from 62 pathways through the chest and is processed by a predictive analytic algorithm. The results are summarized in a report that can be used by the physician, in concert with other risk factors such as nodule size, family history, smoking history and gender, to evaluate patients with nodules. The ProLung Test requires minimal preparation and can be completed in fewer than 30 minutes. Most importantly, it guides the physician decision making without the time consuming, expensive and watchful waiting period. We believe the ProLung Test provides considerable cost savings when compared with periodic CT imaging studies, due to repeated follow-up and potentially unnecessary surgery.

ProLung licensed and developed the intellectual property and established the clinical research plan for the ProLung Test. Beginning in 2005, we embarked on clinical research which revealed the potential of our technology. In 2011, our research demonstrated the utility of the ProLung Test in lung cancer patients. To date, more than 550 patients have been tested using the ProLung Test in major cancer centers such as Stanford, UCLA, Loyola, MD Anderson and Huntsman, among others.

In the US, the push for early detection of lung cancer was greatly accelerated in 2013. Recognizing the dismal rate of lung cancer survival in the US, and the potential value of early detection, US guidelines were established for lung cancer CT screening. The guidelines provided for CT screening for lung cancer in asymptomatic adults aged 55 to 80 who have a 30 pack-year history of smoking and who currently smoke or have quit smoking in the past 15 years. This demographic group addresses a substantial portion of individuals of high risk of lung cancer. The US health care industry has generally recognized the need for technologies that will provide for earlier detection of cancers at a lower cost. Genetic biomarkers, protein panels, and breath analysis, among others, are in various stages of development. The ProLung Test is the first bioconductive technology that has been developed for the risk stratification of lung cancer. In February 2015, the US Center for Medicare and Medicaid Services announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure increased the number of individuals with suspicious lung nodules who may be candidates for the ProLung Test.

With the arrival of lung cancer screening recommendations, the large US market and government-backed reimbursement represent near term opportunities to accelerate diagnosis and treatment of lung cancer while reducing invasive biopsies and costs. We made US approval and recognition of the ProLung Test our major priority, targeting lung cancer risk stratification and reducing time to treatment. We intend to seek government-backed reimbursement after FDA approval. We are also interested in improving the cost of diagnosis and treatment with capitated providers. We believe the ProLung Test can be offered at a fraction of the cost of current standard of care which is repeat periodic imaging studies.

In May 2013, we achieved an important validation of our ProLung Test by receiving the “CE” mark in Europe. This certification verifies that the ProLung Test meets the regulatory requirements for the marketing and sale of the ProLung Test in the European Economic Area and European Free Trade Association Countries representing 510 million individuals and 31-member states. Our European clinical research includes testing more than 154 patients in Italy, Switzerland and Germany. We intend to seek European reimbursement approval and accelerate our marketing in Europe following receipt of US Food and Drug Administration, (“FDA”) market approval. We believe CT screening is likely to be implemented in Europe following the completion of several lung cancer screening trials already underway.

In September of 2013, we applied for marketing clearance under Section 510(k) from the FDA. After review of the 510(k) application, the FDA issued a letter to ProLung in May 2014 indicating that the FDA believed that our 510(k) would likely be found “Not Substantially Equivalent” to a legally marketed predicate device and the FDA believed ProLung may be suitable for de novo classification. Subsequently, we submitted a de novo petition in August of 2014. In February 2015, we received a “substantive review” from the FDA requesting additional information, regarding the risk classification of the test, the study design and study analysis. We held various meetings with the FDA and agreed to complete and include an additional clinical study which was already underway. Before the FDA can grant approval of our de novo application, we must resubmit the application with positive results of the requested study and resolve any remaining issues previously identified by the FDA as well as address possible issues that may be identified in the future. We are in the process of preparing the necessary information requested by the FDA.

We have developed the quality management system as well as supply chain and the ability to fully manufacture the entire ProLung System in our own Salt Lake City facility. We have received ISO 13485 and other approvals and made certain refinements to the intellectual property that will further our capabilities, especially the development of the underlying predictive analytic algorithm and refinements to various software and physical components. Over the last five years, we have expanded our intellectual property portfolio, completed the development of the ProLung Test and manufacturing of the ProLung System and embarked upon clinical trials to provide validation to the medical community. The current clinical trial has 420 enrolled patients at 15 cancer and medical centers across the US. We completed full clinical enrollment by the end of 2017. Our final clinical results are anticipated to be complete in April 2018. When complete, data from our trial will be submitted to the FDA for de novo market approval.

The address of our principal executive office is:

ProLung, Inc.

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

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to include the use of certain BMC technologies in the development of a medical device.

ProLung is a clinical research company. Our expertise is managing lung cancer innovation. Our focus is to develop, market, and sell precision predictive analytical devices for a life-threatening disease. Our mission is to make a difference in time for underserved lung cancer patients.

If and when the Company has the required regulatory approvals, we plan to market, and sell the ProLung Test in the U.S. market, the European market, Latin American market, and the Chinese market, as well as other international markets.

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

Lung Cancer Incidence and Mortality

	New Cases	Deaths
United States	222,500	155,870
European Union	313,000	268,00
China	653,000	597,000
World	1,825,000	1,590,000

Lung cancer patients face median five-year survival rates of only 17% (compared to 89% for breast cancer and 98% for prostate cancer). Survival rates of lung cancer lags behind that of other cancer rates due to a lack of early and effective detection, and a challenging biopsy. A significant amount of time is required to assess the risk under current guidelines. Should innovation reduce the time required for assessing the risk of malignancy, lung cancer mortality would approach that of other cancer rates. In those instances when lung cancer was detected in its earliest stage, five-year survival improves by 38%. Experts project that with accurate and early diagnosis, ten-year survival could approach 80%.

U.S. Market

Americans at high risk:

Region	Population (in millions)	At high risk (in millions)	Market Channel
United States	319	94	Direct & Indirect

Symptomatic:

Each year 225,500 are diagnosed with lung cancer. Approximately 90 percent of lung cancer patients are symptomatic at presentation.

Lung Cancer Screening:

Given the size of the US market and the progression of CT scan use in early detection, approval and acceptance of the ProLung Test in the US is the major priority. The CDC estimates that there are 94 million Americans at risk of lung cancer (which includes current and former smokers). In the National Lung Cancer Screening Trial of 53,454 patients, approximately 24% of the CT scans performed were positive revealing a lung nodule suspicious for lung cancer that required follow-up. CT screening was recommended by the US Preventive Services Task Force on December 31, 2013, and Medicare began to pay for lung cancer screening on February 5, 2016. Based on these estimates, if the approximately 94 million Americans at risk for lung cancer received a low dose CT screen approximately 24% (or 23 million) Americans may reveal lung nodules requiring follow up. We believe these patients would be eligible to receive the ProLung Test.

In the US, 15 hospital groups are currently using ProLung’s Test in lung cancer research. If our de novo FDA clearance is granted, of which there can be no assurance, we plan to transition hospitals involved in research to commercial placements of the ProLung Test System and consumable test kit.

European Market

ProLung plans to utilize its CE mark in conjunction with US approval in the European Union and European Free Trade Association Countries which represents 510 million individuals and 31 member states including the UK. Europe has some of the highest smoking prevalence of any region in the world which has led to a high incidence of lung cancer. In 2012, the World Health Organization estimated that 268,000 individuals died from lung cancer and that more than 313,000 cases were diagnosed in the European Union.

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

The government’s smoking cessation campaign and interventions are poorly funded and weakly enforced, and certain provincial governments are somewhat dependent upon state-owned tobacco sales and taxation. However, China’s Government is collaborating with pulmonology and radiology leadership to study low-dose CT screening for earlier detection of lung cancer. The government has also sponsored economic studies to investigate the reimbursement of lung cancer screening in the health insurance system.

As the number of individuals with indeterminate lung nodules continues to increase in China, risk stratification tools such as the ProLung Test will be needed to close the gap between discovery of a nodule and the determination of malignancy. This clinical need for risk stratification will be multiplied if a lung cancer screening program is implemented in the Chinese healthcare system.

Latin American Market – potential market of 25 million patients

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

Competition

The development and commercialization of new products to improve the accuracy and efficiency of risk stratification of lung cancer is competitive, and we expect considerable competition from major medical device companies, laboratory biomarker tests, and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer detection tests. Potential competing technologies include, but are not limited to, breath markers, sputum cytology and DNA related markers, blood markers, radiography and CT imaging.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We believe the speed with which we can develop products, complete clinical trials and approval processes, and supply commercial quantities to market are important competitive factors. We expect that competition among products approved for sale will be based on various factors including product efficacy, safety, reliability, availability, price, reimbursement, and patent position. We believe that our ProLung Test is superior or equivalent to existing alternatives in all of these areas, other than availability (in the US due to lack of FDA approval) and reimbursement. We are in the process of seeking reimbursement approval in the European Union and expect to seek reimbursement approval in the US assuming we obtain marketing approval.

Business

ProLung Test

The ProLung Test is comprised of the following components:

●	ProLung System - Each system, which will be sold to the customer, consists of the probe, scanner, tower, monitor, and keyboard which are all medical grade components available for sale in English, French, German, Spanish, and Italian versions. The pricing of the ProLung System varies depending upon the volume of the ProLung Test Kits sold.

●	ProLung Test Kit – ProLung Test Kit sales should provide near term and continual cash flow. Each single-use, disposable, ProLung Test Kit is sold in a nonsterile envelope that displays a unique identifier code that is required for access to a ProLung Test report, together with all the components necessary to assure precision test performance, patient comfort and hygiene. Each ProLung Test Kit includes six diaphoretic electrodes, one probe tip and one moistening sponge. Initially, ProLung plans to sell the ProLung Test Kit for $400 each, available in boxes of 10 and 40. Each ProLung Test Kit is encoded with a unique identifier number and bar code that releases a written test result to the ordering physician.

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

If required approvals are received, the ProLung Test, will be introduced to the market as a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the ProLung Test acquires bioconductive measurement data by means of a patented probe and disposable diaphoretic electrodes placed on the back and arms. The data containing precision measurements is processed by a patented predictive analytic algorithm and a report is generated that may be used by the physician in addition to other risk factors such as nodule size, family history, smoking history, and gender to evaluate patients with suspicious masses or lesions identified by CT scan. The ProLung Test is immediate, pain-free, non-invasive, and non-radiating. It requires minimal patient preparation and can be completed in fewer than 30 minutes.

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

Reliability and Repeatability —Salt Lake City, Utah, (2015)

●	Description. A single-site study to evaluate the variability in the ProLung Test in 60 healthy volunteers. Two measurements were taken on each subject in each of two measurement sessions on two different days, for a total of four measurements on each subject. Measurements were taken by the same operator using the same machine for all measurements.

●	Study objectives. (1) quantify scan variability when measured twice on the same subject by the same operator on the same day; (2) quantify day-to-day within-subject variability when the same operator uses the same scanner on the same subject on two different days within one week; (3) quantify effects of body mass index and gender on measurements; and (4) assess scan tolerability from subjects’ perspective.

●	Preliminary Results. While some portions of the data reproduced the results of the 2006 Reliability and Repeatability Study, other portions raised concerns about the reliability and repeatability of other measurement points and of the overall composite scores. Questions about the quality of the data arose from concerns about the measurement technique used by the operator in this study. Those issues, along with limited resources at the time, precluded final results or definitive conclusions.

Multicenter Study of the ProLung Test – Multicenter (ongoing)

●	Description. ProLung is presently engaged in a multicenter study to demonstrate safety and efficacy of the ProLung Test in the lung cancer risk stratification of patients with pulmonary lesions identified by CT. This study commenced in 2012 and can be found on clinical trials.gov ID NCT01566682. Prior to commencing this study, we improved the usability and quality of the ProLung Test by replacing hand-held brass electrodes with adhesive diaphoretic electrodes. We researched the available adhesive electrodes and conducted equivalency testing to affect the improvement without compromising performance. There have been 420 patients enrolled. The centers include: MD Anderson, Stanford, Huntsman Cancer Institute, Henry Ford Hospital, University of California Los Angeles Medical Center, Loyola, Greater Baltimore Medical Center, Intermountain Healthcare, University of California San Diego, Wake Forest, University of Minnesota Masonic Cancer Center and Providence Healthcare, Beth Israel Deaconess, Medical University of South Carolina and the Mayo Clinic.

There are three Specific Aims of this study:

o	Optimize and confirm the stability of the ProLung Test risk-stratification algorithm in patients with a diagnosis.

o	Externally validate the efficacy of the ProLung Test risk-stratification algorithm by comparing the test result to the conclusive patient diagnosis.

o	Assess the safety and tolerability of the ProLung Test procedures.

Status. We completed full clinical enrollment by the end of 2017. Our final clinical results are anticipated to be complete April 2018. To be cleared by the FDA the results must present sufficient evidence of safety and effectiveness for the intended use. These results will not be known until the end of the clinical analysis. If the results are favorable, they will then be included in our amended FDA application which we anticipate to submit during the second quarter of 2018.

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

At two other sites, Geneva and Florence, additional physician-sponsored research was conducted. It is not known whether these sites conducted research with the ProLung Test that was compliant with Good Clinical Practice or whether these patients conformed with the ProLung Test patient selection criteria. However, in June 2017, at the World Congress of Thoracic Imaging the Geneva site posted results indicating Test sensitivity of 66% and a specificity of 66%. The positive predictive value was 94% and negative predictive value was 20%. Geneva researchers concluded the ProLung Test could lower the need for invasive biopsies, especially in high risk patients. The small number of patients (n=27) precludes definitive conclusions.

Similarly, at a center in Florence, Italy, a study looked at 22 subjects undergoing the ProLung Test and PET CT scans. They reported a sensitivity of 75% and a specificity of 50%, with a positive predictive value of 94% and a negative predictive value of 17%. Researchers concluded that the high positive predictive value of the ProLung Test suggested utility in the evaluation of solitary pulmonary nodules, adding that further research was warranted. This was presented in the form of a poster at the 2017 American Thoracic Society Conference.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business. We protect our intellectual property through confidentiality and trade secret agreements. We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

Our patent protection is focused upon two key elements of the ProLung Test:

1.	The proprietary design of the ProLung Test probe and related computer algorithm used to prepare its report.

2.	The proprietary design of a group of algorithms or bio conductance profiles derived from our clinical research.

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

Title	Country	Type	Filed (4)	Application #	Patent #
Company Owned Patents
Enhanced surface and tip for obtaining Bioelectrical signals	US	ORD (1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	US	ORD (1)	10/25/2007	11/978,045	7,603,171
	US	CON (2)	10/13/2009	12/578,329	8,121,677
Licensed Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	US	DIV (3)	11/26/2007	11/944,696	7,536,220
	US	ORD (1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in	US	ORD (1)	7/20/2004	10/895,149	7,937,139
the determination of treatment

(1) Ordinary patent application - The first application for patent filed in the Patent Office without claiming priority from any application or without any reference to any other application under process in the Patent Office.

(2) Continuing patent application - A patent application which follows, and claims priority to, an earlier filed patent application.

(3) Divisional patent application - A patent application which has been divided from an existing application.

(4) All patents expire 20 years from the date filed.

ProLung Patent Applications

Country	Patent (Appln.) No.	Title
US	13/970496	Method for Diagnosing a Malignant Lung Tumor
EU	13/789409.3	Method for Diagnosing a Malignant Lung Tumor
Australia	2013398354	Method for Diagnosing a Malignant Lung Tumor
Canada	2921690	Method for Diagnosing a Malignant Lung Tumor
China	201380079729.6	Method for Diagnosing a Malignant Lung Tumor
EP	2013789409	Method for Diagnosing a Malignant Lung Tumor

Japan	2016-536073 (1)	Method for Diagnosing a Malignant Lung Tumor
Korea	10-2016-7006923	Method for Diagnosing a Malignant Lung Tumor
Mexico	MX/a/2016/001948	Method for Diagnosing a Malignant Lung Tumor
New Zealand	716918	Method for Diagnosing a Malignant Lung Tumor

(1)	Notice of Allowance was issued for patent application 2016-536073 on January 31, 2018.

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

The Federal Food, Drug and Cosmetic Act (the “FDCA”) and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Our products include medical devices that are subject to these, as well as other federal, state, local and foreign, laws and regulations. The FDA is responsible for enforcing most of the federal laws and regulations governing medical devices in the United States.

The FDA classifies medical devices into one of three classes - Class I, Class II, or Class III depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarket submission or application, if any, that will be required before marketing in the United States. We currently anticipate that the ProLung System will be classified as a Class II de novo medical device.

●	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to “general controls” -e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all three classes of medical devices.

●	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and “special controls” -e.g., special labeling, compliance with industry standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (“510(k)”) process.

●	The de novo application process provides a pathway to Class I or II classification for medical devices for which general controls or general and special controls provide a reasonable assurance of safety and effectiveness, but for which there is no legally marketed predicate device.

●	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, for a use that is of substantial importance in preventing impairment of human health, present a potential unreasonable risk of illness or injury, or are not substantially equivalent to a legally marketed predicate device. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to establish special controls to provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a premarket approval (“PMA”) application before marketing.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially marketed, distributed or sold in the United States. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA.

510(k) pathway

The 510(k)-review process compares a new device to a legally marketed device. Through the 510(k) process, the FDA determines whether a new medical device is “substantially equivalent” to a legally marketed device (i.e., predicate device) that is not subject to PMA requirements. “Substantial equivalence” means that the proposed device has the same intended use as the predicate device, and either the same or similar technological characteristics as the predicate device, or if there are differences in technological characteristics, the differences do not raise different questions of safety and effectiveness as compared to the predicate, and the information submitted in the 510(k) demonstrates that the proposed device is as safe and effective as the predicate device.

To obtain 510(k) clearance, a company must submit a 510(k)-application containing sufficient information and data to demonstrate that its proposed device is substantially equivalent to a legally marketed predicate device. These data generally include non-clinical performance testing (e.g., software validation, animal testing, electrical safety testing), but clinical data may also be required. Typically, it takes six to twelve months for the FDA to complete its review of a 510(k) submission; however, it can take significantly longer and clearance is never assured. During its review of a 510(k), the FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k), the FDA may issue an order, in the form of a letter, that finds the device to be either (1) substantially equivalent and states that the device can be marketed in the United States, or (2) not substantially equivalent and states that device cannot be marketed in the United States. Depending upon the reason(s) for the not substantially equivalent finding, the device may need to be approved through the PMA pathway (discussed below) prior to commercialization.

After a device receives 510(k) clearance, any modification that could significantly affect the safety or effectiveness of the device, or that would constitute a major change in its intended use, including significant modifications to any products or procedures, requires a new submission and clearance of a new 510(k). The FDA relies on each manufacturer to make and document its determination that a new 510(k) is (or is not) required, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If we are granted an initial 510(k), we may make minor product enhancements that we believe do not require new 510(k) clearance. If the FDA disagrees with our determination regarding whether a new 510(k) clearance was required for these modifications, we may need to cease marketing and/or recall the modified device. The FDA may also subject us to other enforcement actions, including, but not limited to, issuing a warning letter or untitled letter to us, seizing our products, imposing civil penalties, or initiating criminal prosecution.

De novo pathway

If, at the end of the FDA review of a 510(k), the FDA determines that a device is “Not Substantially Equivalent” (“NSE”) due to the unavailability of a predicate device, a new intended use or different technological characteristics that raise different questions of safety and effectiveness, the FDA may indicate that the device may be suitable for review under the de novo classification process. If the FDA believes general controls or general and special controls may provide reasonable assurance of safety and effectiveness, the FDA may indicate in the NSE letter that the product may be appropriate for the de novo classification process under section 513(f)(2) of the Federal Food Drug and Cosmetic Act (“FD&C Act”). Inclusion of this language within an NSE letter does not indicate that sufficient information currently exists to support a successful de novo request, but simply indicates that given the risk profile of the device, it seems reasonable that de novo classification may be appropriate.

Alternatively, if a manufacturer believes their device is appropriate for classification into Class I or Class II and has determined, based on currently available information, there is no legally-marketed predicate device, they may submit a de novo request without a preceding 510(k) and NSE.

Once a de novo request is received (regardless of whether it is preceded by a 510(k) and NSE determination), the FDA will also check that the content of the de novo request includes the information required by section 513(f)(2) of the FD&C Act. De novo requests that lack information to determine whether a potential predicate device exists may be placed on hold. If the de novo request is missing information and/or data necessary to determine whether general controls or general and special controls can provide reasonable assurance of safety and effectiveness, the FDA may issue an additional information (AI) letter or request information via interactive review. If the de novo requestor fails to provide a complete response within 180 calendar days of the date of the AI request, the FDA will consider the de novo request to be withdrawn. If a de novo request is withdrawn due to failure to submit adequate information, a new de novo request is required in order to reinitiate review of the device under the de novo classification process.

If the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request. If a de novo request is granted, the FDA will issue you a written order granting the de novo request and identifying the classification of the device (either class I or class II). For class II devices, the FDA will also identify the applicable special controls. Effective on the date of the granting order, the requester may immediately begin marketing the device subject to the general controls and any identified special controls. The device may be used as a predicate device for future 510(k) submissions as appropriate.

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

After a PMA application is accepted for review, the FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, the review time is normally longer (e.g., 1-3 years). During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the data supporting the application and provide recommendations to the FDA as to whether the data provide a reasonable assurance that the device is safe and effective for its intended use. In addition, the FDA generally will conduct a preapproval inspection of the applicant’s establishment to ensure compliance with the Quality System Regulation (“QSR”), which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices.

Based on its review, the FDA may (1) issue an order approving the PMA, (2) issue a letter stating the PMA is “approvable” (e.g., minor additional information is needed), (3) issue a letter stating the PMA is “not approvable,” or (4) issue an order denying PMA. A company may not market a device subject to PMA review until the FDA issues an order approving the PMA. As part of a PMA approval (or 510(k) clearance), the FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval (or clearance) can result in materially adverse enforcement action, including withdrawal of the approval (or clearance).

Most modifications to a PMA approved device, including changes to the design, labeling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and the FDA’s time for review of a PMA supplement vary depending on the nature of the modification.

Clinical trials

FDA generally prohibits the shipping and marketing of medical devices in the absence of a premarket clearance or approval (where required). However, the FDA’s Investigational Device Exemption (“IDE”) regulation exempts the provision of devices for use in certain types of clinical trials – i.e., clinical trials to collect safety and effectiveness data for investigational devices, and clinical trials evaluating new intended uses and/or certain modifications to a legally marketed device – from this prohibition. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

Clinical trials of significant risk devices (e.g., implants, devices used in supporting or sustaining human life, devices of substantial importance in diagnosing, curing, mitigating or treating disease, or otherwise preventing impairment of human health, or that otherwise present a serious risk to the health, safety, and welfare of a subject) require FDA and Institutional Review Board (“IRB”) approval prior to starting the trial. FDA approval is requested through submission of an IDE application. Clinical trials of non-significant risk (“NSR”), devices (i.e. devices that do not meet the regulatory definition of a significant risk device) do not require FDA approval but do require IRB approval before starting. The clinical trial sponsor is responsible for making the initial determination of whether a clinical study is significant risk or NSR; however, a reviewing IRB and/or FDA may review this decision and disagree with the determination.

An IDE application must be supported by appropriate data, such as nonclinical performance data, animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the clinical study protocol is scientifically sound. There is no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place a clinical trial on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk.

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

Pervasive and continuing FDA regulation

After a device is placed on the market, regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include, but are not limited to:

●	Establishment registration and device listing requirements;

●	QSR, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices;

●	Labeling requirements, which mandate the inclusion of certain content in device labels and labeling, and when fully implemented, will generally require the label and package of medical devices to include a unique device identifier (“UDI”), and which also prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses;

●	Medical Device Reporting (“MDR”), regulation, which requires that manufacturers and importers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

●	Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to the FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be not reportable.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, the following sanctions:

●	Notice of inspectional observations;

●	Untitled letters or warning letters;

●	Fines, injunctions and civil penalties;

●	Recall or seizure of our products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Refusing our request for 510(k) clearance or premarket approval of new products;

●	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	Criminal prosecution.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

●	the federal healthcare program anti-kickback law which prohibits, among other things, persons from knowingly and willfully soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a Federal health care program, or in return for the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any good, facility, service or item, for which payment may be made in whole or in part under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback law or related to off-label promotion constitutes a false or fraudulent claim for purposes of the federal false claims laws;

●	the federal Health Insurance Portability and Accountability Act of 1996 fraud and abuse provisions, which prohibit executing a scheme to defraud any healthcare benefit program, willfully obstructing a criminal investigation of a health care offense, or making false statements or concealing a material fact relating to payment for healthcare benefits, items, or services;

●	the Federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, CMS, other divisions of the Department of Health and Human Services, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must also comply with federal and state fraud and abuse laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of medical device products.

Our Marketing Process

We must receive separate regulatory approvals from the FDA and equivalent regulatory bodies in other countries for each of the devices before we can sell them commercially in the US or internationally. We cannot make the claims necessary to market any of our product candidates until we have completed the requirements for regulatory authorization. We do not know whether regulatory authorities will grant authorization for any of the products that we, our marketing partners, or distribution partners will develop.

A summary of the status of our marketing authorizations in the key initial markets we have identified is set forth below:

●	United States. In September of 2013, we applied for marketing clearance under Section 510(k) from the FDA. After review of the 510(k) application, the FDA issued a letter to ProLung in May 2014 indicating that the FDA believed that our 510(k) would likely be found Not Substantially Equivalent to a legally marketed predicate device and the FDA believed ProLung may be suitable for de novo classification. Subsequently, we submitted a de novo petition in August of 2014. In February 2015, we received a Substantive Review of the de novo petition from the FDA requesting clarification of research to date, labeling, updated and additional safety testing, clarification of the Indications For Use (IFU) statement, software and results of the ongoing multisite trial (PL-208). We communicated with the FDA by conference call, in writing, and in a July 16, 2015, face-to-face Submission Issue Meeting. We prepared and provided a written response to the FDA, but it was never formally reviewed by the FDA because it did not include the PL-208 results and the FDA does not consider responses in a piecemeal fashion. Statutory requirements for an active FDA application mandated ProLung’s withdrawal of the de novo petition while awaiting results of PL-208. In August 2015, the FDA considered the de novo petition withdrawn due to inadequate response because the written response did not include the PL-208 results, and as a result we will need to file an entirely new application. ProLung has completed the enrollment of the initial 350 subjects across the U.S. for this study. As is common in a study of this type and size, ProLung also enrolled 70 replacement subjects as provided for in the study protocol. We anticipate that we will file our new de novo application during the second quarter of 2018 pending the results of PL-208, at which time we will seek to resolve or negotiate all the issues identified in the FDA’s February 2015 substantive review letter and any new issues identified by the FDA. The issues that the FDA identified in the letter are as follows:

●	Clinical and Statistical Concerns. The FDA requested clarification on research to date and additional clinical evidence including a validation study.

●	Risk Analysis Concerns. The FDA asked us to address the risks associated with false positive and false negative test results.

●	Device Description and Technology. The FDA asked for clarification regarding the principle of operation of the device and expressed concerns regarding the accuracy of using direct current for device measurements.

●	Electrical Safety and Electromagnetic Compatibility Concerns. The FDA asked for additional information and specific testing mitigation for electrical shock in the event of an electrical failure.

●	Software Concerns. The FDA asked for additional information including a complete software description, an additional device hazard analysis and a description of unresolved anomalies.

●	Indications for Use Concerns. The FDA requested that the Indications For Use statement better define terms used such as “risk stratification” and “indeterminate significance” and include the clinical utility of the device.

●	Additional Labeling Concerns. The FDA requested that labeling include all the measurement point locations, the clinically determined accuracy of the device and the risks of false positive and false negative results.

Before the FDA can grant clearance of our de novo application, we must resubmit the application with the results of PL-208 and resolve or negotiate any existing and new issues identified by the FDA. We are hopeful regarding the resolution of any such issues. As a result of the face-to-face July 16, 2015 meeting with the FDA, submission of a new de novo application and possible changes in the FDA review team make it impossible to predict when, or if, clearance might occur with certainty, nor can we be certain that clearance under the de novo pathway or any other pathway ultimately will be granted.

●	European Union. CE marking was granted as of May 10, 2013 for the ProLung Test which permits the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland, and Turkey. CE marking requires manufacturers to maintain an ISO 13485 Quality System.

●	Latin America. ProLung has planned sponsorship and speaking opportunities at pulmonary and lung cancer specific symposia in Latin America and has developed relationships with key regional opinion leaders in lung cancer management. ProLung is in discussion with distributors in the major Latin American markets for distribution and commercialization deals. Based on primary physician feedback and response, ProLung expects a viable and strong market for a predictive analytic device such as the ProLung Test.

●	China. The CFDA roughly follows the FDA model and approval from the SFDA permits the marketing and sale of the device in China. To be sold in China, medical devices must be registered with Chinese health authorities. In February 2014, the Company’s licensor in China received approval to manufacture the device from the Beijing government. Additional approvals are required to market and sell the device in this market.

After each respective regulatory approval is obtained, the next step in each of these markets is for insurance companies or government agencies, as applicable, to agree to reimburse providers for the ProLung Test. We have not commenced this process in the US or China, as we do not have marketing authorization.

Manufacturing Requirements

As a manufacturer of medical devices, we must comply with the 21 CFR Part 820 Good Manufacturing Practice regulations established by the FDA. These requirements are meant to ensure that medical devices are safe and effective. We maintain a quality management system that includes standard operating procedures for key processes such as design, manufacturing, packaging, labeling, storage, installation, servicing, record keeping, complaint handling and corrective and preventative action. Our quality management system is currently ISO 13485 certified and is intended to meet the 21 CFR Part 820 Good Manufacturing Practice regulations. We will also be subject to similar requirements imposed by other countries.

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

We have interviewed, performed site visits, and qualified multiple, redundant contract manufacturers which may be required to produce our products. As of January 16, 2018, we have no contractual obligations with such contract manufacturers for the manufacturing of our products.

Our prospective contract manufacturers will source our product components from multiple specialized vendors that supply plastics, sheet metal, machining, cables, wire harnesses, and other computer hardware components. We maintain our own design control and ISO 13485 quality system.

Research and Development

The Company spent $1,630,837 and $1,219,189 on company-sponsored research and development during fiscal years ending December 31, 2017, and 2016, respectively.

Employees

As of April 16, 2018, we had 15 employees.

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

We believe we will remain an “emerging growth company” through at least December 31, 2018.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or expected. Among the key factors that may have a direct bearing on our business, operations or financial conditions are the factors identified below:

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

You may lose your entire investment

An investment in our common stock is a high-risk investment. Potential investors must consider the possibility that we will not be successful and that an investment in the Shares may result in a total loss of investment. You should not purchase shares of our common stock or invest in the Company unless you can afford to lose your entire investment.

We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

As of December 31, 2017, we had outstanding indebtedness of $1,206,931, which includes outstanding principal and accrued, but unpaid interest. The balances of our loan obligations are scheduled to come due through November 2020. If we default under our loan obligations, the secured creditors would have the right to foreclose upon our assets. Even if the secured debt is paid off, our creditors would have the ability to force us into bankruptcy in connection with a default. In connection with any bankruptcy proceeding, it is doubtful that there will be any amount available for distribution to our stockholders.

We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary ProLung Test in the US and Europe and seeking marketing clearance for the ProLung Test in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain. Our net loss for the years ended December 31, 2017 and 2016 was $5,369,312 and $2,775,456, respectively. As of December 31, 2017, we had an accumulated deficit of $21,454,945.

Our future success depends on our ability to begin generating revenues on a regular and continuing basis and to properly manage costs. Our ability to generate revenues depends on several factors, some of which are outside our control. These factors include our ability to obtain necessary government and regulatory marketing authorizations, our ability to successfully commercialize the ProLung Test, our ability to protect intellectual property related to the ProLung Test, our ability to obtain coverage and reimbursement for the test procedure from Medicare and other third-party payers, and our ability to effectively market our products. If we cannot expand our revenue significantly over the long term, we will not be profitable.

We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our ProLung Test.

If we obtain FDA clearance for our ProLung Test, we expect to need significant cash resources to fund our US market launch as well as our working capital and general corporate activities. In connection with this prospective market launch, we also expect expenses in all categories, including marketing, administrative and development expense, to expand significantly as we attempt to increase product sales, increase our market and expand our administrative team to support expanded sales efforts, pursue additional funding opportunities and expand our financial and compliance personnel. If at any point we do not have enough capital, it may result in slower growth in revenue and market penetration and we would modify our business plan accordingly. We may, at some future date, be unable to raise capital in which case we will be unable to continue our business.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of commercialization and our ProLung Test may never achieve commercial market acceptance.

Our ProLung Test is approved and commercially available only in a limited number of countries and will not be available for sale in other countries, including the United States, until clinical development is completed and regulatory authorizations are obtained. Following our de novo application for marketing clearance for the ProLung Test from the FDA, in February 2015, we received a letter from the FDA identifying many issues, questions, and concerns in our submission, including issues regarding our proposed risk classification for the test, the study design and analysis plan for the clinical trial intended to support our submission, along with certain other questions. In subsequent communications and meetings with the FDA, we succeeded in addressing a number of the FDA’s concerns and we were asked to complete a clinical study that was then currently underway. Before the FDA will clear the ProLung Test, we must resubmit the submission with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future. This may never occur. Moreover, the successful commercialization of our product will require significant, time-consuming and costly sales and marketing efforts. If the commercialization of our ProLung Test is unsuccessful or we are unable to market our ProLung Test due to market developments, failure to obtain and maintain the regulatory authorizations necessary for our business to be commercially viable, development of alternative diagnostics or otherwise, we will be required to expend significant additional resources on research and development to improve our ProLung Test. The development of a new test will be subject to the risks of failure inherent in the creation of any innovative new medical technology. These risks include the possibilities that our test will not be effective or of acceptable quality, will fail to receive necessary regulatory authorizations, will be uneconomical to manufacture or market or does not achieve broad market acceptance, and that third parties market a superior or equivalent product. Even if our test is effective, it may not be accepted by patients or physicians. The failure of our research and development activities to result in any commercially viable products would have a material adverse effect on our business and financial condition.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize our ProLung Test in foreign markets for which we intend to rely on collaborations with third parties. As we commercialize our ProLung Test in foreign markets, we will be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our ProLung Test in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for training;

●	reduced protection of intellectual property rights in some foreign countries;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our ProLung Test could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

We are reliant on a single product and if we are not successful in commercializing the ProLung Test and are unable to develop additional products, our business will not succeed.

We have limited experience commercializing the ProLung Scan System and ProLung Test. In addition, we currently have one central product, our ProLung Test. We currently have no other product under development or available for sale. If the ProLung Test is not successful at a level sufficient to generate a profit and we are unable to develop additional products, our business will not succeed.

We are subject to litigation risk if our ProLung Test is not effective.

The nature of the ProLung Test as a medical technology platform and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the ProLung Test does not perform as demonstrated in well controlled clinical trials and as reviewed by the FDA, there could be significant, even life-threatening, adverse consequences. We may be subject to claims against us as a result of the failure of the ProLung Test or other devices. We may also be subject to claims even though the injury is due to the actions of others, such as manufacturers or medical personnel. If we are sued, we may not have the resources to defend any such lawsuit or pay any related judgments. In addition, even the existence of a lawsuit will divert management’s attention from the development and commercialization of the ProLung Test. Any insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding where there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects, or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues and continue as a going concern.

Lack of adequate third-party coverage and reimbursement for our customers could delay or limit the adoption of our products.

We may experience limited sales growth resulting from limitations on coverage and reimbursement for the diagnostic procedures performed with our products by third-party payors, our sales will be impeded and our business harmed if third-party payors fail to provide reimbursement for such procedures that customers view as adequate.

In the US, if we obtain marketing approval from the FDA, of which there can be no assurance, the ProLung Test will be purchased primarily by medical institutions, which will perform the diagnostic procedure using our product and bill various third-party payors, such as Medicare and other government programs and private insurance plans, for the health care services provided to their patients. Acute care hospitals are generally reimbursed by Medicare for items and services provided to hospital inpatients under the Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient admission based upon the Diagnosis-Related Group (“DRG”) to which the inpatient stay is assigned, regardless of the actual cost of the services provided during that admission. If hospitals do not receive sufficient reimbursement from Medicare during an encounter in which our product is used, then a medical institution would have to absorb the cost of our products. At this time, we do not know the extent to which medical institutions would consider current Medicare inpatient payment levels adequate to cover the cost of our products, and we cannot assure you that such amounts are adequate. Failure by hospitals to receive an amount that they consider to be adequate reimbursement for the patient admissions during which our products are used could deter them from purchasing our products and limit our revenue growth. Moreover, DRG-based payments may decline over time, which could deter medical institutions from purchasing our products in the future. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

Under current Medicare hospital inpatient reimbursement policies, the Centers for Medicare & Medicaid Services (“CMS”) offers a process whereby manufacturers may apply for temporary add-on payment for a new medical technology when the applicable DRG-based inpatient prospective payment rate is inadequate to cover the cost of a new product. To obtain add-on payment, a technology must be considered “new,” represent an advance in medical technology that substantially improves, relative to technologies previously available, the diagnosis or treatment of Medicare beneficiaries, and data reflecting the cost of the new technology must not yet be available in the data used to recalibrate the DRGs and the sponsor much show that admissions involving the furnishing of the technology exceed cost thresholds established by CMS for each applicable DRG. If an application is approved, “new technology” add-on payments are made to hospitals for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made, and cannot assure you that CMS will agree to provide such incremental payments for the ProLung Test. Even if the ProLung Test receives FDA and other required regulatory clearances or approvals, the diagnostic procedure performed with the test may not receive incremental reimbursement in the foreseeable future, if at all.

Moreover, many private payors look to Medicare in setting their reimbursement policies and amounts. If Medicare does not offer adequate reimbursement for the services offered using our products, this may affect reimbursement determinations by certain private payors.

The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

The cost of a significant portion of healthcare is funded by governmental, and other third-party, insurance programs. It is possible that our products will not be covered or adequately reimbursed by governments or insurance providers, which will seriously harm our ability to generate revenue. In addition, even if payers cover our products (or the services in which our products are used), limits on reimbursement imposed by such programs may adversely affect the ability of hospitals and others to purchase our products. In addition, limitations on reimbursement for procedures which utilize our products could adversely affect our business.

If the ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

Patients may be unwilling to depart from the current standard of care and opt not to undergo the ProLung Test. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or order the ProLung Test until there is long-term clinical evidence to convince them to alter their existing patient management methods, there are recommendations from prominent physicians that the ProLung Test is safe, effective, and clinically useful, and that reimbursement or insurance coverage is available. We cannot predict when, if ever, physicians and patients may adopt the use of the ProLung Test. If the ProLung Test does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early commercial stage companies. We have a limited operating history and cannot assure you that we will be able to:

●	successfully execute our current business plan for the commercialization of the ProLung Test, or that our business plan is sound;

●	successfully contract for and establish a commercial supply of components for the manufacture of the ProLung Test and the ProLung Scan System;

●	achieve market acceptance of the ProLung Test; and

●	attract and retain experienced personnel.

We are a small company and may be unable to compete with competitive technologies.

There are a number of competitive technologies currently being developed as well as refinements being made to existing competitive technologies. Technologies being developed or obtaining limited commercialization for the same intended use as our test include, methylated DNA tests, micro RNA tests, panels of proteins and minimally invasive biopsy. These include the current standard of care for the indication to be claimed for the ProLung Test; the use of serial chest CT views over a period often ranging from three months to three and one-half years. To the extent that any of these technologies or refinements result in products that successfully address some of the shortcomings of existing products, or result in quality products that are less expensive, safer or outperform existing tests and the ProLung Test, future demand for the ProLung Test may be reduced or eliminated.

The future market for our products is characterized by rapidly changing technology. Our future financial performance will, in part, be dependent on our ability to develop and manufacture new products or improvements to existing products on a cost-effective basis, to introduce them to the market on a timely basis, and to have them accepted by physicians. We may not be able to keep pace with technological change or to develop viable new products in a timely fashion. Factors that could delay the release of potential products or even cancellation of our plans to produce and market these new products could include delays in research and development, delays in securing future regulatory authorizations, or changes in the competitive landscape.

Many competitors offer a range of products in areas other than those in which we propose to compete, which may make such competitors and their products more attractive to surgeons, hospitals, group purchasing organizations, and other potential customers. Many competitors also have significantly more financial resources than us. Competitive pricing pressures or the introduction of new products by competitors could have an adverse effect on our ability to establish market acceptance for the ProLung Test. We cannot predict future markets for the ProLung Test or other products, and we may not be able to shift production to other products in the event of a lack of market demand for the ProLung Test, leading to an accompanying adverse effect on our profitability.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have developed experience in the manufacturing of the ProLung Test and platform in commercial quantities anticipated in the near future. If product demand substantially exceeds our expectations there will be a need to establish arrangements with contract manufacturers to manufacture, package, label, and deliver our products. Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products, or if the prices charged by such manufacturers are higher than anticipated. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. If any such manufacturers fail to comply with FDA requirements, they may be unable to manufacture our products. In addition, such manufacturers may fail to manufacture our products in accordance with specifications or may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacturing of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of the ProLung Test, increase our cost of goods sold and result in lost sales.

We are dependent upon third parties for marketing and other aspects of our business.

We have limited experience in sales, marketing and distribution of our products and are just beginning the process of developing a sales and marketing organization, which includes an establishment of a distributor network. Our lack of experience could negatively impact our ability to enter into or maintain collaborative arrangements or other third-party relationships which are important to the successful commercialization of our products and potential profitability. We may be unable to establish or maintain adequate sales and distribution capabilities.

At present, we have developed an initial sales and market timing schedule. We have also established an in-house marketing and sales department which is supported by known networking distribution groups that have been establishing active channels to market the ProLung Test in the future.

In developing a broad commercialization plan, much of our strategy for the commercialization of the ProLung Test will also rely on us entering into various arrangements with licensors, distributors, and other third parties. We have entered into an exclusive license agreement with BioMeridian Corporation to use technology owned by BioMeridian. We have also entered into an agreement with a distributor in Europe to distribute the ProLung Test. This distribution agreement is currently in the process of being renegotiated. We may be unable to enter into necessary distribution and licensing agreements to market the product. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of third parties. Failure to enter into or maintain these arrangements with third parties or failure to develop our own sales and marketing infrastructure could substantially impair or even eliminate our ability to market the ProLung Test. Our reliance on collaboration with others may adversely affect our ability to continue to operate, pursue our technology development program, or to achieve profitability.

Any clinical trials that we conduct may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

The commencement or completion of any clinical trials that we conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not give us the authorization required to start a clinical trial;

●	the data and safety monitoring committee or applicable hospital institutional ethics review board recommends that a trial be placed on hold or suspended;

●	fewer patients meet our clinical study criteria and our enrollment rate is lower than we expected;

●	patients do not return for follow-up as expected;

●	clinical trial sites decide not to participate or cease participation in a clinical trial;

●	patients experience adverse side effects or events related to our ProLung Test or for unrelated reasons;

●	third-party clinical investigators do not perform our clinical trials on schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

●	we fail regulatory inspections of our manufacturing facilities requiring us to undertake corrective action or suspend or terminate our clinical trials;

●	governmental regulations require additional testing not currently contemplated in our pivotal trial or implement administrative actions;

●	pre-clinical or clinical data are interpreted by third parties in unanticipated ways; or

●	our trial design is considered inadequate to demonstrate safety and/or efficacy of the product.

Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the target patient population, the nature of the trial protocol, the proximity of patients to clinical sites and patient compliance. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

Our clinical trial costs will increase if we have material delays in those trials or if we need to perform more or larger trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel an entire program. Should our clinical development plan be delayed, this could have a material adverse effect on our operations and financial condition.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and may continue to engage, in related party transactions. Related party transactions present difficult conflicts of interest and could result in disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

ProLung tests may produce false positive and false negative results.

A patient may have a low composite risk score as measured by the ProLung Test and still have lung cancer. A low composite risk score does not preclude risk for lung cancer. This patient, however, based upon a false negative ProLung Test, may be subject to less stringent clinical vigilance. The ProLung Test is to be used in conjunction with all available clinical risk factors and findings including physician/health practitioner judgment. Nonetheless, a false negative result generated from the ProLung Test may contribute to a patient not receiving a timely diagnosis of or treatment for existing lung cancer.

By contrast, a patient may have a high composite risk score but not have lung cancer. Such a patient may be subject to greater clinical vigilance or unnecessary invasive procedures, such as biopsy, thus subjecting the patient to greater morbidity and potential mortality due to a falsely positive ProLung Test. Again, since the ProLung Test is to be used in conjunction with other clinical findings, and not as a stand-alone diagnostic test, such a case would be unlikely. Nonetheless, a false positive result generated from the ProLung Test may contribute to a patient receiving unnecessary procedures such as CT Scans and lung biopsies. False positive and false negative results would likely erode market acceptance of the ProLung Test and would thus harm our business, cash flows and operations. Unfavorable results from the current study would significantly harm our ability to continue to raise capital and continue as a going concern.

Our clinical studies may produce unfavorable results.

Unfavorable results could prevent the ProLung Test from obtaining FDA and other regulatory authorizations. Unfavorable clinical results may also prevent the Company from adequately commercializing the ProLung Test in foreign markets such as the European Union which would harm our business, cash flows and operations.

Our success depends upon our ability to effectively market our products.

If the ProLung Test does not achieve market acceptance, we will be unable to generate significant revenues. The commercial success of the ProLung Test will depend primarily on convincing healthcare providers to adopt and use the ProLung Test. To accomplish this, we, together with any other marketing or distribution collaborators, will need to convince members of the medical community the benefits of the ProLung Test through, for example, published papers, presentations at scientific conferences, and additional clinical data. Medical providers will not use our product unless we can demonstrate that our product consistently produces results comparable or superior to existing products and has acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of the ProLung Test could be limited. Even if we demonstrate the effectiveness of the ProLung Test, medical practitioners may still use other products. If the ProLung Test does not achieve broad market acceptance, we will be unable to generate significant revenues, which would have a material adverse effect on its business, cash flows, and results of operations.

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

Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of our Chief Executive Officer, Chief Medical Officer, Chief Operating Officer, Chief Marketing Officer and Chief Financial Officer could have a material adverse effect on our business.

Other medical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize our product would be limited.

Risks Related to Our Regulatory and Legal Environment

We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

In many countries, we are required to obtain government clearance or approval before we can market and sell a medical device like the ProLung Test. Obtaining the necessary clearance or approval is a complex, costly, and time-consuming process, which differs from country-to-country. Failure to comply with the premarket authorization requirements of a country can result in serious penalties, including fines, recalls, seizure of product, suspension of sales, refusal to grant other approvals or clearances, increased requirements for quality control or (in severe cases) criminal prosecution. The imposition of any of the afore-mentioned penalties would adversely affect our business.

We have received a CE Mark in Europe for the marketing of the ProLung Test in the European Union. We are seeking clearance to sell the ProLung Test in the US and plan to seek clearance in China. Each market has unique regulatory requirements. In the US, FDA marketing clearance (or approval) will be required before the ProLung Test may be marketed in the US. We expect to be subject to the premarket notification or de novo clearance pathway, but may be subject to premarket approval, which would substantially lengthen (and substantially increase the costs associated with) the regulatory process beyond that which is currently anticipated. A similar regulatory process will be required by Chinese regulatory authorities before our products can be marketed in those countries. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product. It is possible that we may not obtain the clearance or approval required to market the ProLung Test in the US or another significant potential market, which would harm our long-term revenue potential.

Even if marketing clearance (or approval) is granted, such clearance (or approval) may include significant limitations on the indicated use(s) for which the product may legally be marketed – i.e., the clearance may not allow us to make the type of claims that we believe we need to make for the ProLung Test to be commercially viable. Delays in obtaining regulatory clearance(s) or approval(s) would also harm our financial condition. A failure to obtain required clearances for our desired indication(s) in a timely fashion, particularly in the US, would significantly harm our long-term ability to continue as a going concern.

Even if we receive regulatory clearance or approval for the ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

The commercial success of the ProLung Test will depend on its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of the ProLung Test will depend on a number of factors, including:

●	demonstration of clinical safety, efficacy, and utility;

●	relative convenience and ease of use;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to order the ProLung Test and of the target patient population to try new medical devices;

●	the introduction of any new products that in the future may become available to compete with the ProLung Test;

●	pricing and cost-effectiveness;

●	the inclusion or omission of the ProLung Test in applicable treatment guidelines;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in FDA-cleared (or approved) labeling;

●	our ability to obtain and maintain sufficient third-party coverage and reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement.

In addition, even if we obtain regulatory clearances or approvals, the timing or scope of any clearances or approvals may prohibit or reduce our ability to commercialize the ProLung Test successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory clearance (or approval) we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the ProLung Test not commercially viable. For example, third-party payers may deny coverage for the test or set reimbursement for the ProLung Test procedure at a rate that is insufficient to cover provider costs, or regulatory authorities may grant clearance or approval contingent on ProLung’s performance of costly post-marketing clinical trials. Moreover, product clearances and approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of the ProLung Test.

If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting, or MDR

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has caused or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or other Competent Authority, in whose jurisdiction the incident occurred. Were we to learn of a reportable adverse event, we would submit the required information to the relevant regulatory agency, to which the agency may respond with additional request(s) for information if the agency has any questions.

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

Existing US regulatory laws and cost-saving initiatives may harm our revenues and create additional expenses.

To the extent that we market the ProLung Test in the US, federal healthcare reform may adversely affect the results of our domestic operations. The Patient Protection and Affordable Care Act, or the Affordable Care Act, was enacted in March 2010. The Affordable Care Act included several provisions intended to reduce the volume of medical procedures, which, in turn, could result in reduced demand for our products and increased downward pricing pressure. While the Affordable Care Act is intended to expand health insurance coverage to uninsured persons in the US, the impact of any overall increase in access to healthcare on potential sales of the ProLung Test is uncertain at this time. Further, we cannot predict with any certainty what other impact the Affordable Care Act may have on our business.

Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of one several possible regulatory developments, including policies advanced by the United States government, new healthcare legislation, repeal or reform of the Affordable Care Act, or fiscal challenges faced by government health administration authorities. The US government has shown significant interest in pursuing healthcare “reform” and reducing healthcare costs. For example, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year were implemented starting in 2013. Any government-adopted reform measures that further decrease the amount of reimbursement our customers receive from governmental and other third-party payers could potentially adversely affect our business.

We will be subject to healthcare fraud and abuse law regulations.

Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the US federal Anti-Kickback Statute prohibits any person from knowingly and willfully soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a Federal health care program, or in return for the ordering, leasing, purchasing, or arranging for or recommending the ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. We are also subject to the fraud and abuse provisions of the US federal HIPAA statute, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program, willfully obstructing a criminal investigation of a health care offense, or making false statements or concealing a material fact relating to payment for health-care benefits, items or services, and federal “sunshine” laws that require transparency regarding financial arrangements with healthcare providers, such as the reporting and disclosure requirements imposed by the Affordable Care Act on certain medical device manufacturers regarding any “transfer of value” made or distributed to prescribers and other healthcare providers.

In addition, the US federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

Many states and other countries have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states and other countries mandate implementation of commercial compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country.

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

Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

The U.S. and many other countries in which we conduct our operations have adopted laws and regulations protecting certain data, including medical and personal data, and requiring data holders and controllers to implement administrative, logical and technical controls and procedures. In addition, regulatory authorities around the world are considering a number of additional proposals concerning data protection. These laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of medical and personal data protection laws in the U.S., Europe, China and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Recent legal developments in Europe have created additional compliance obligations and risks. The EU General Data Protection Regulation, or GDPR, scheduled to come into application in the EU on May 25, 2018, will apply to all of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR will create a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

ProLung clinical study designs have not been reviewed by the FDA.

Our current clinical study was designed without input from the FDA. There can be no assurance that the FDA will agree that the data generated in our trial are sufficient for FDA to approve or clear the ProLung Test for our desired indication for use. Even if our clinical studies produce favorable results, the FDA may refuse regulatory clearance and or require additional research causing delays in the launch and commercialization of the ProLung Test in the US.

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

We have obtained patent protection, through ownership and licensing, for the ProLung Test in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the ProLung Test in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents. Any defense of patents could prove to be costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense. In addition, the owner of patented technology that we license may fail to maintain underlying patents or may breach its obligations to us.

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

We rely on an exclusive license maintained by the licensor, and if the licensor does not adequately defend the license our business may be harmed.

We currently have one exclusive license to US patents. We rely on the licensor to maintain these patents and otherwise protect the intellectual property covered by this license. We have limited control over these activities or over any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that activities by the licensor have been or will be conducted in compliance with applicable laws and regulations. We may have no control or input over whether, and in what manner, our licensor may enforce or defend the patents against a third-party. The licensor may enforce or defend the patent less vigorously than if we had enforced or defended the patents ourselves. Further, the licensor may not necessarily seek enforcement in scenarios in which we would feel that enforcement was in our best interests. For example, the licensor may not enforce the patents against a competitor of ours who is not a direct competitor of the licensor. If our in-licensed intellectual property is found to be invalid or unenforceable, then the licensor may not be able to enforce the patents against a competitor of ours. If we fail to meet our obligations under the license agreement, then the licensor may terminate the license agreement. If the license agreement is terminated, the former licensor may seek to enforce the intellectual property against us. We may choose to terminate the license agreement and doing so would allow a third party to seek and obtain an exclusive license to the patents. If a third party obtains an exclusive license to intellectual property formerly licensed to us, then the third party may seek to enforce the intellectual property against us.

We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the ProLung Test without obtaining a license from the patent holder. The license may not be available at commercially reasonable terms or at all. We would have to redesign the ProLung Test so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. Although no third party has asserted a claim of infringement against us, if our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. Even if we are ultimately successful in our defense of an infringement case, the costs of litigation would significantly harm our business.

We may need to market the ProLung Test under a different name in the EU to avoid the risk of infringement.

We are aware of a company that markets an assay to be used as a liquid biopsy test for lung cancer detection under the name Epi proLung, which is trademarked in the EU. If we market the ProLung Test in the EU, we may be subject to the risk of infringement. If we determine, at the time we choose to market the ProLung Test in the EU, that we may infringe on this trademark, we might need to change the name under which we market the ProLung Test in the EU.

Risks Related to capital stock

If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

As of December 31, 2017, we had outstanding warrants to purchase 1,184,998 shares of common stock at a weighted average exercise price of $9.16 per share and notes convertible into 201,155 shares of common stock. The exercise of such warrants and the conversion of such convertible debt instruments will be dilutive to existing stockholders.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 18% of our outstanding common stock. These executive officers and directors have a significant ability to influence all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders, other than our affiliates, from influencing our direction and future.

Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

Our common stock is not quoted on any market or exchange; it is possible that our common stock will never be quoted or listed on any market or exchange. In 2017, we started a process for an initial public offering and application to the Nasdaq Stock Market. That process did not result in an offering or listing and has been suspended. Even if our common stock becomes listed or commences trading, the volume trading in our common stock may be insufficient for stockholders to liquidate common stock at a profit, or at all. As a result, an investor in our common stock may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market if one develops. Investors in our common stock should expect to hold our common stock indefinitely.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our Board of Directors. The provisions in our charter documents include the following:

●	a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

●	the prohibition on removal of directors without cause;

●	the ability of our Board of Directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

●	the requirement that a special meeting of stockholders may be called only by the President of the Company or by the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board of Directors has approved the transaction.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a reporting company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally. For example, we are subject to the reporting requirements applicable to U.S. reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries, and investigations. Any such audits, inquiries, and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries, and investigations, we, or a regulator, may determine that we are out of compliance with one or more governing rules or laws. Remedying such non-compliance diverts additional financial and human resources. In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule, or regulation. We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws. Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees, and raise capital.

If a market develops for our common stock, we expect the market price to be volatile.

The market prices of securities of smaller companies tend to be highly volatile. If a market develops for our common stock, of which there can be no assurance, our stock price may change dramatically as the result of announcements of our quarterly results, slow revenue growth, absence of profits, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations, and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;

●	short selling of our common stock or related derivative securities;

●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares of common stock;

●	the interest, or lack of interest, of the market in our business sector;

●	the adoption of governmental regulations and similar developments in the U.S. or abroad that may affect our ability to offer our products and services or affect our cost structure; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

We have never paid, and do not intend to pay in the future, dividends on our common stock.

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. It is unlikely that investors will derive any current income from ownership of our stock. This means that the potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than the purchase price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 757 East South Temple, Suite 150, Salt Lake City, Utah 84102. We currently lease this property for $4,140 a month. The term of the lease expires on July 31, 2018. We have the option to renew the lease for an additional three years. If we exercise this option, our rental expense will escalate 3% per year. This location is approximately 4,657 square feet of office space. The Company believes this space is satisfactory for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchasers of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

Our common stock is not listed or traded on any exchange or other market.

(b) Holders

As of December 31, 2017, there are 3,861,848 shares outstanding held by approximately 800 stockholders of record.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In April 2017 the Board of Directors approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers, employees and non-employee agents, consultants, advisers, and independent contractors of the Company or any parent or subsidiary of the Company. The following table sets forth certain information with respect to the Plan and any other plans plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	331,000	$8.05	131,500
Equity compensation plans not approved by security holders	1,184,998	$9.16	N/A
Total	1,515,998	$8.92	131,500

The total number of initial shares of Common Stock authorized for issuance under the Plan was 500,000 shares; the authorized shares will automatically increase on January 1st of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. If the automatic increases are not limited by the Board, there will be 900,000 shares of common stock authorized under the Plan in January 1, 2027.

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

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating the following: general economic and business conditions; receipt or denial of marketing approval from the FDA and similar agencies; receipt or denial of reimbursement from government agencies and insurance companies; demand for our products and services; developments and announcements by our competitors; potential delays in the development, market acceptance, or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe”, “expect”, “anticipate”, “intend”, “plan”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

We are a medical technology company specializing in predictive analytic, early stage lung cancer risk testing, which we refer to as the “ProLung Test.” Our noninvasive, and radiation-free ProLung Test was developed to immediately assess the risk of malignancy in lung nodules found in the chest by a Computed Tomography (“CT”) scan, which is currently the primary method used for the early detection of lung cancer. As lung cancer is the leading cause of cancer death, early detection makes a substantial improvement in survival in a large population group. Timely identification of malignancy is essential for patients and their families. Currently, patients often wait from three months to three and one-half years to have the risk of malignancy assessed through periodic CT scan surveillance. Until malignancy is determined to be likely, invasive biopsy and treatment are significantly delayed. Current statistics reflect a 17% survival rate at five years for those diagnosed with lung cancer.

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

Fiscal Year Ended December 31, 2017, compared to Fiscal Year Ended December 31, 2016

Revenue and Cost of Revenue.

During the year ended December 31, 2017, we had no revenue.

During the year ended December 31, 2016, we sold 40 ProLung Test kits in Europe for $8,800 as part of our initial testing. Additionally, during the year ended December 31, 2016, packaging valued at $10,193 was written off due to our new branding efforts and is reported as cost of revenue in the accompanying statement of operations.

Operating Expenses.

Total selling, general and administrative, and research and development expenses for the year ended December 31, 2017, were $5,246,332 as compared to $2,508,149 for the prior year ended December 31, 2016, an increase of $2,738,183. The overall increase in operating expense is primarily due to the Company having additional capital which has enabled the Company: 1) to access consultants for medical research, fundraising, business development and administrative purposes and; 2) in anticipation of growing the operations, hire additional personnel. As a result, there was a significant increase in payroll costs year-over-year. Also, the Company issued options to its key employees and Board Members which resulted in increased stock-based compensation expense. The increases in research and development expense and selling and general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the year ended December 31, 2017 was $1,630,837 compared to research and development expense of $1,219,189 for the year ended December 31, 2016; representing an increase of $411,648. This increase was due to the following events:

●	Increased payroll costs associated with reassigning certain staff to research and development as well as the hiring of new employees including our new Chief Scientific Officer. Due to the increase in clinical trials, further development of our ProLung Test and furthering our planned FDA application we needed to increase both the number and the quality of our research team. During the year ended December 31, 2017, we had the funds to fully accomplish this.

●

Increase in travel, clinical and professional fee costs related to our ongoing clinical trials and efforts towards FDA approval. As of December 31, 2016, due to anticipated proceeds from a private offering, we expected these costs to increase during 2017. With increased clinical trials, we incur additional travel and clinical professional fees. With a greater focus on the FDA approval, we have engaged and will continue to engage certain professionals that will assist us in our efforts to get our FDA application completed, filed and approved. If we gain FDA approval following completion of our ongoing trial, we no longer need to engage these professionals and will not have the costs associated with the clinical trial. However, we do not know the results of ongoing trial or how the FDA will respond to our application.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2017, was $3,615,495, compared to selling, general, and administrative expense of $1,288,960 for the year ended December 31, 2016, representing an increase of $2,326,535. This significant increase was due to the following events:

●	In anticipation of potentially having our common stock listed on a stock exchange, which has not occurred, as well as our fund-raising activities during 2017, we have incurred significant travel, legal, professional, and consulting expense. These costs relate to regulatory requirements, investor relations, brand awareness, and indirect costs to obtain financing. We also incurred non-cash, stock-based compensation to consultants. These expenses are unique to the public offering and do not represent normal operating expenses.

●	We had an increase in our payroll expense in the administrative area. In anticipation of potentially having our common stock listed on a stock exchange, we hired a CFO, controller, Director of Marketing and various administrative personnel. We made it a priority to enhance our accounting personnel, as these individuals play a critical role in our maintaining compliance with Securities and Exchange Commission and potentially applicable exchange requirements.

●	We had an increase in our expenses related to our Board of Directors. On August 24, 2017, the Board’s Compensation Committee approved the issuance of 52,500 options to Directors of the Company at exercise prices ranging from $8.00 to $10.00 per option. One half of the options vested immediately with the remaining half vesting quarterly through June 30, 2018. We recognized approximately $274,000 in stock-based compensation expense during the year ended December 31, 2017 and will recognize the remaining $39,000 through June 2018. We also incurred director fees of $187,000 through December 31, 2017; We will incur approximately $105,500 to our directors as a group every quarter; at December 31, 2017, $93,500 of these costs were accrued. We incurred none of these costs during the year ended December 31, 2016.

On August 9, 2017, the Compensation Committee of the Board of Directors granted performance-based stock options at an exercise price of $8.00 per option. The performance criteria are tied to FDA approval. Solely for accounting purposes, we have estimated that the conditions for vesting will be met between July and December 2018, which would cause 75,000 shares to vest. We valued these 75,000 options to have a fair value of approximately $472,000 which will be amortized over the estimated service period. We incurred a non-cash, stock-based compensation expense of approximately $134,000 related to these options, and the remaining $338,000 will be expensed throughout 2018. This expense was and will be reflected as part of general and administrative expense. We had no similar expense during the year ended December 31, 2016.

In November 2016 we issued 203,500 options to certain key employees. These options had a total fair value of $1,237,000 and $327,000 had been expensed through December 31, 2017. The remaining $910,000 will be expensed through September 2019. Of the amount expensed during 2017, $131,000 was classified as general and administrative and $196,000 was classified as research and development.

Other Expense. Other expense is comprised entirely of interest expense. Interest expense was $122,980 and $265,914 for the years ended December 31, 2017, and December 31, 2016, respectively. During 2017, we either converted or paid off a significant portion of our debt.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2017, and 2016:

	December 31,
	2017	2016

Cash	$636,639	$28,922

Current assets	971,884	37,753
Current liabilities	(321,320)	(760,175)

Working capital (deficit)	$650,564	$(722,422)

We need additional capital to continue our operations. During the year ended December 31, 2017, we completed a financing in which we were able to satisfy our capital requirements. We continue to need additional funds to fund operations and obtain FDA clearance to market the ProLung Test. If we receive FDA clearance, of which there can be no assurance, we expect that our need for capital will expand. If receive received FDA marketing approval and are able to raise additional capital, the Company may accelerate its marketing expenditures to reach a larger market. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. On or about March 1, 2018, we commenced an offering of convertible promissory notes under Rule 506(c). As of April 16, 2018, we have received $2,972,750 in proceeds in such offering, which is ongoing. Given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements, adequacy of available funds and ability to raise necessary capital will depend on many factors including:

●	our completion of our current clinical study and the extent to which the results are positive;

●	our ability to obtain regulatory approval in markets outside of Europe, including in the US;

●	our ability to successfully commercialize our ProLung Test, ProLung System, and related products and the market acceptance of these products;

●	the timing of our orders, if any, and the pricing and payment terms of those orders;

●	reimbursement for our ProLung Test by Medicaid, Medicare and private third-party payors;

●	our ability to establish and maintain collaborative arrangements with distributors for the development and commercialization of certain product opportunities;

●	the cost of manufacturing and production scale-up;

●	our financial results;

●	the cost and availability of capital generally; and

●	the occurrence of unexpected adverse expenses or events.

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of December 31, 2017, our outstanding debt financing includes the following notes payable.

Convertible Notes Payable

On November 6, 2015, the Company issued two convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. In the same transaction, the investment entities purchased an aggregate of 8,333 shares of common stock for a purchase price of $50,000, or $6.00 per share. The Convertible Notes are unsecured and accrue interest at the rate of 8% per annum with interest payable on the last day of each calendar quarter. The principal amount under the Convertible Notes is due on the five-year anniversary of the issue date. The Convertible Notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. If the Company’s common stock commences trading and closes at a price of $28 per share for five consecutive trading days, the principal amount under the Convertible Notes automatically converts into common stock at the rate of $6.00 per share. Proceeds from the Convertible Notes were to be used for the purpose of retirement of long-term debt. The Company evaluated the Convertible Notes for consideration of any beneficial conversion features as required under generally accepted accounting principles. The Company determined that there was no beneficial conversion feature.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016

Operating activities	$(4,637,581)	$(2,033,335)
Investing activities	(26,801)	-
Financing activities	5,272,099	1,610,731

Net increase (decrease) in cash	$607,717	$(422,604)

Operating Activities

For the fiscal year ended December 31, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges primarily related to stock-based compensation and depreciation. Due to having raised additional capital we were able to expand our operations and simultaneously settle various previous operating activities which resulted in more cash being used in operating activities during 2017 as compared to 2016.

For the fiscal year ended December 31, 2016, the differences between our net loss and net cash used in operating activities were due to net non-cash charges included in our net loss for stock-based compensation, depreciation, and write-down of inventory for packaging changes less changes in working capital.

Investing Activities

In the year ended December 31, 2017, the company invested $26,801 in equipment. The company had no investing activities during the year ended December 31, 2016.

Financing Activities

During the year ended December 31, 2017, cash flows from financing activities totaled $5,272,099 related to proceeds of 1) $6,531,568 from the issuance of 544,300 equity units consisting of, one share of common stock and one warrant to purchase stock at a price of $12.00, per unit less $924,080 for offering and deferred offering costs, 2) less $285,389 for payments on notes payable, and 3) less $50,000 of net repayments of related-party notes payable.

During the year ended December 31, 2016, cash flows from financing activities totaled $1,610,731, related to proceeds of 1) $1,498,731 from the issuance of 138,369 equity units consisting of, one share of common stock and one warrant to purchase stock at a price of $12.00, per unit, 2) $32,000 from the issuance of notes payable, 3) $210,000 from the issuance of related-party debt, and 4) less $130,000 of net repayments of related-party notes payable.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.  We evaluate our estimates on an on-going basis.  We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Annual Report on Form 10-K the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

Revenue Recognition – Revenue is recognized by the Company when a binding sales or service agreement exists between the parties, services have been rendered, the price for the services is fixed or determinable, collection is reasonably assured, and the Company has no significant obligations remaining with respect to the arrangement.

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Management evaluates inventory for obsolescence based on expectations about future demand and marketability of products, and if necessary, reduces inventory to the lower of cost or market through the use of an inventory valuation account for obsolescence. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheet.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2017, the following material weaknesses existed:

Inadequate Segregation of Duties

The Company did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. Due to this material weakness, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

In order to mitigate these material weaknesses to the fullest extent possible the Company hired a new CFO with extensive public accounting experience. The Company also hired a senior accounting manager and an intern to implement processes conducive to tighter internal controls and to begin segregating duties. Also, as needed, we engage a third-party accounting firm to provide additional expertise in accounting for non-routine or complex transactions. Furthermore, regular meetings are held with the audit committee and the audit committee approves all audit functions. If at any time, we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 31, 2018, the Company commenced an offering of up to $3,000,000 in 8% Convertible Notes (the “Notes”). The Notes bear interest at 8.0% (eight percent) per annum, accrued and payable at maturity, unless the Note is converted into Common Stock, in which case interest accrued to the conversion date will be added to the principal for conversion. The Notes have a term of 24 months. All, but not less than all, outstanding principal and interest under the Note is convertible at the discretion of the holder into Common Stock (the “Conversion Shares”) at any time at an initial conversion price of $6.30 per share (subject to equitable adjustments for splits, consolidations and similar transactions). In the event the Company closes an initial registered public offering of shares of its Common Stock (a “Public Offering”), the outstanding principal and interest under the Note will automatically convert into Conversion Shares at a conversion rate equal to the lesser of (a) $6.30 per share, or (b) 90% of the price at which shares are sold to the public in the Public Offering. If the Company closes a Public Offering, holders of a Note will have registration rights with respect to all shares issuable upon conversion of the Note; provided, however, the Conversion Shares will not be included in the initial Public Offering and are subject to the terms and conditions of any registration rights restrictions set forth in any underwriting agreement related to the Public Offering. Registration rights will expire with respect to any Conversion Shares on the date such Conversion Shares may be resold under Rule 144 under the Securities Act without any volume restrictions.

The Company has engaged Weild Capital, LLC as a placement agent with respect to this offering. With respect to all capital raised, Weild will be entitled to receive a fee equal to (a) 10% of proceeds in cash, plus (b) a warrant to purchase a number of shares equal to 10% of the Conversion Shares. The warrant will have a 5-year term and an exercise price equal to 110% of the conversion price of the Notes.

As of April 16, 2018, we have sold $2,972,750 under this offering.

The offer and sale of the Notes, and the Conversion Shares, are being effected in reliance upon the exemptions for sales of securities set forth in Rule 506(c) under the Securities Act, based upon the following: (a) we have confirmed in a manner consistent with the requirements of Rule 506(c) that each investor is an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, (b) each investor has represented to us that the investor has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) the investors have been provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors have acknowledge that all Notes and Conversion Shares being purchased are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) there are restrictions on transfer on the Notes, and any Conversion Shares are subject to restrictions and a legend, providing that the respective security can be transferred only if subsequently registered under the Securities Act or in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, and present principal occupations or employment, and material occupations, positions, offices, or employments for the past five years of our current Directors and executive officers. Unless otherwise indicated, the mailing address of each person listed is in care of ProLung, Inc, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name and Business Address	Age	Position
Steven C. Eror	63	President, Chief Executive Officer, and Director
Mark V. Anderson	49	Chief Financial Officer
Michael Garff	35	Chief Operating Officer
Rex Yung, MD	61	Chief Science Officer
Robert W. Raybould	81	Director
Todd Morgan	65	Director, Chairman of the Board of Directors
John C. Ruckdeschel, MD	71	Director
Robin L. Smith, MD	51	Director
J. Scott Nixon	58	Director
Neil Berkley	44	Director

Steven C. Eror. Mr. Eror has 26 years of executive experience in the following areas: medical device, drug development, molecular modeling, biopharmaceuticals, information technology and manufacturing in public, private and emerging companies. He is our Co-founder, and became our Chief Executive Officer, President and Director in February 2005. Mr. Eror has served as Chief Executive Officer of MacroMed, Inc. (which focuses on injectable and oral drug delivery, breast and esophageal cancer therapeutics, analgesics and immunotherapy) from 2002 to 2004. He also served as the Chief Executive Officer of Consonus (an IT application service provider with operations throughout the western US) from 2000 to 2001. Mr. Eror was the Chief Financial Officer of Pharmadigm (which focuses on injectable anti-inflammatory for severe burns, asthma and wound healing) from 1996 to 2000. Prior to this, he was Chief Financial Officer of Evans and Sutherland Computer Corporation (NASDAQ: ESCC) (which focuses on simulation technology including molecular modeling) from 1994 to 1996. In addition, he has held senior development, financial and management positions at Guardian Industries and Ford Motor Company. Occasionally, he serves as an adjunct Professor of Finance at the David Eccles Graduate School of Business, University of Utah where he received a BA in Economics and French and an MBA. We believe that Mr. Eror is well qualified to serve as a director due to his extensive experience as an executive of medical and technology companies. The Board of Directors believes that Mr. Eror’s business education, expertise, and extensive executive experience in the biotechnology industry qualify him for service as a member of the Company’s Board of Directors.

Mr. Eror is the father-in-law of Michael Garff, the Company’s Chief Operating Officer.

Mark V. Anderson. Mr. Anderson, became our Chief Financial Officer in June 2017. Prior to joining us, Mr. Anderson was a partner with Eide Bailly LLP and previously Hansen, Barnett and Maxwell, both public accounting firms. During Mr. Anderson’s 24 years in public accounting his roles included Quality Control Director and engagement partner over public and private companies in many industries, including work on filings with the Securities and Exchange Commission on behalf of his clients. Mr. Anderson holds both a Bachelor of Science and Masters of Professional Accounting degree from Weber State University.

Michael Garff. Mr. Garff has served as our Chief Operating Officer since May 2009. Prior to joining us, he worked at the Pierre Lassonde New Venture Development Center where he served as a Director from 2007 to 2009. Mr. Garff worked as a business analyst for the Biomedical Informatics Department of the University of Utah from 2008 to 2009. Mr. Garff was a project manager at US Bank from 2005 to 2008. Mr. Garff received a BA in Business Finance and an MBA from the University of Utah.

Rex Yung. MD Dr. Yung became our Chief Scientific Officer in August 2017. Dr. Yung was the Director of Pulmonary Oncology and Director of Bronchoscopy at Johns Hopkins University School of Medicine (JHU). Dr. Yung remains an adjunct faculty in the Department of Oncology at JHU. Dr. Yung is a fellow of the American College of Chest Physicians. He is board certified in Internal Medicine, Pulmonary and Critical Care Medicine and has served on the executive and editorial boards of the American Association of Bronchology and Interventional Pulmonology and Journal of Bronchology and Interventional Pulmonology. Dr. Yung graduated from Harvard University and received his MD from the University of California at Los Angeles (UCLA).

Robert W. Raybould. Mr. Raybould has served as one of our directors since January 2012. Mr. Raybould began his career in the US Army and Eastman Kodak and became a financial planner. In 1971, he co-founded Realvest (a real estate investment company) and then sold its holdings between 1981 and 1984. Realvest again syndicated real estate in the early 1990’s and sold in 1997. In 1987, Mr. Raybould assisted in founding TRI Capital Corporation (a mortgage-banking firm) and served as a member of its Board of Directors until 2005. In 1995, he assisted in the formation of DTM Research, LLC and served as Chairman of the Board from its formation until 2006. In 1999, he founded Greenhill Financial (now Arlington Value Capital, LLC) and served as one of its managing partners until 2006. From 2007 to present, Mr. Raybould has been actively investing in companies. Mr. Raybould holds a BS in Banking and Finance and an MBA from the University of Utah. Due to Mr. Raybould’s successful financial, entrepreneurial, and business experience, the Board of Directors has concluded that Mr. Raybould is qualified to serve as a director of the Company.

Todd Morgan. Mr. Morgan has served as one of our directors since January 2014 and was appointed the Chairman of the Board in April 2016. He began his career with The West Bend Company in the sales department and served as the District Manager from 1974 to 1981. He started Morgan Industries in 1982. Morgan Industries owns Morgan Pavement Inc. (an asphalt paving and maintenance company). Morgan Industries Inc. also owns Nurock Asphalt (a company which currently manufactures and sells asphalt maintenance products). Mr. Morgan currently serves as Chairman of the Board of Morgan Industries Inc. In 2008, Mr. Morgan formed MPM Investment Group LP and currently serves as general partner and manager. Mr. Morgan served on the Board of Directors of America West Bank from 2004 to 2009. Mr. Morgan is also serving on the Board of Directors of Ellison Ranching Company. The Board of Directors believes that Mr. Morgan’s business operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

John C. Ruckdeschel. MD. Dr. Ruckdeschel has served as one of our directors since May 2016 and is a member of our Medical Advisory Board. Dr. John C. Ruckdeschel currently serves as the director of the Cancer Institute and Ergon Chair of Cancer Research at the University of Mississippi Medical Center as Cancer Institute. Previously, Dr. Ruckdeschel served as the Medical Director of Clinical Oncology at Intermountain Healthcare in Salt Lake City, Utah. In 2009, Dr. Ruckdeschel joined the Nevada Cancer Institute, where he worked until 2011 when he joined Intermountain Healthcare. In 2001, Dr. Ruckdeschel became Chief Executive officer and Director of Karmanos Cancer Institute in Detroit, Michigan. Dr. Ruckdeschel served on the staff at Albany Medical College for a decade beginning in 1991, before he assumed the role of Chief Executive Officer and Director of the Moffitt Cancer Center in Tampa, Florida. Dr. Ruckdeschel received his B.S. degree in Biology from Rensselaer Polytechnic Institute and his MD from Albany Medical College in New York. He trained as an intern at John Hopkins Medical Center, fulfilled a residency at Boston’s Beth Israel Hospital and completed a fellowship at the National Cancer Institute in Washington D.C. Dr. Ruckdeschel is a fellow of the American College of Physicians as well as the American College of Chest Physicians. Dr. Ruckdeschel has also written and co-written more than 350 publications, book chapters and abstracts, and has given more than 250 invited presentations. The Board of Directors believes that Mr. Ruckdeschel’s extensive experience as a physician and in management of companies in the medical-related industries qualify him for service as a member of the Company’s Board of Directors.

Robin L. Smith, MD MBA. Dr. Smith has served as one of our directors since February 2017. Dr. Smith has extensive experience serving in executive and board-level capacities for various medical enterprises and health care–based entities. She currently is Chairman of the Board of Directors of MYnd Analytics (NASDAQ: MYND, formerly CNS Response), serves on the Board of Directors of Rockwell Medical (NASDAQ: RMTI), the advisory board of Hooper Holmes (OTCQX: HPHW) and is co-Chairman of the Life Sci advisory board on gender diversity. She is Vice President and member of the Board of Directors of the Science and Faith STOQ Foundation in Rome and serves on Sanford Health’s International Board and the Board of Overseers at the NYU Langone Medical Center in NYC. She previously served on the Board of Trustees of the NYU Langone Medical Center and is a past Chairman of the Board of Directors for the New York University Hospital for Joint Diseases and was on the board of directors of Signal Genetics (NASDAQ: SGNL) and BioXcel Corporation.Dr. Smith earned a B.A. from Yale University, an MBA from The Wharton School University of Pennsylvania, and an M.D. from Yale University School of Medicine. The Board of Directors believes that Ms. Smith’s experience as a physician and extensive experience in management and as a director of public and private companies in the medical-related industries qualify her for service as a member of the Company’s Board of Directors.

J. Scott Nixon. Mr. Nixon, a Certified Public Accountant, has served as one of our directors since November 2016. Mr. Nixon retired in 2015 as a partner with PricewaterhouseCoopers (PwC) where he spent over 31 years in various roles including Office Managing Partner and engagement partner over public and private companies in many industries. His career involved providing audit and business advisory services. Mr. Nixon was involved in numerous complex filings with the Securities and Exchange Commission on behalf of his clients. In 2007, Mr. Nixon returned from a four-year assignment in São Paulo, Brazil where he represented various interests of the PwC global firm to the 18-member firms in South and Central America and led the implementation and compliance of the Sarbanes-Oxley requirements in those countries. Mr. Nixon serves on the Board of Directors for USANA Health Sciences, Inc. (NYSE: USNA) as well as several boards of directors of private entities and is a National Association of Corporate Directors (NACD) Governance Fellow. He holds both a BA and Master of Accounting from Utah State University. The Board of Directors believes that Mr. Nixon’s expertise in accounting, particularly with respect to public companies, and his management experience with PricewaterhouseCoopers qualify him for service as a member of the Company’s Board of Directors.

Neil Berkley. Mr. Berkley was added as a director in February 2018. Mr. Berkley is currently Executive Director of Corporate Development at Acadia Pharmaceuticals. Prior to Acadia, Mr. Berkley worked with GlaxoSmithKline (GSK) as the Head of Business Development for Neuroscience, Head of West Coast Business Development, Site Head of a San Diego R&D satellite office and was a member of the Transactions Team. Before joining GSK, Mr. Berkley was Head of Business Development at Cadence Pharmaceuticals. Prior to Cadence, Mr. Berkley held various roles with a primary focus on business development at Mpex Pharmaceutical. Mr. Berkley holds a Bachelor of Science in molecular biology from the University of California, San Diego and a Master of Science in cellular and molecular biology, as well as an MBA from San Diego State University. The Board of Directors believes that Mr. Berkley’s business education, expertise, and operational and financial experience qualify him for service as a member of the Company’s Board of Directors.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	The Class I directors are Robert W. Raybould and Todd Morgan. Their terms will expire at the annual meeting of stockholders to be held in 2020;

●	The Class II directors are John C. Ruckdeschel and J. Scott Nixon. Their terms will expire at the annual meeting of stockholders to be held in 2018;

●	The Class III directors are Robin L. Smith, Steven C. Eror and Neil Berkley. Their terms will expire at the annual meeting of stockholders to be held in 2019.

We expect that any additional directorships resulting from an increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Robert W. Raybould, Todd Morgan, John C. Ruckdeschel, Robin L. Smith, Neil Berkley and J. Scott Nixon, representing six of our seven directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined in the Listing Rules of the Nasdaq Stock Market. Due to being CEO and President, the remaining Board of Directors has determined that Steven C. Eror is not independent under the applicable rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our Board of Directors has established an audit committee, a compensation committee a nominating and governance committee and a science and technology committee. Our Board of Directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each committee has adopted a written charter which we post on our website at www.prolunginc.com.

Audit Committee

The audit committee is responsible for assisting our Board of Directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

Our audit committee consists of J. Scott Nixon, Todd Morgan and Robert W. Raybould. Our Board of Directors has determined that Mr. Nixon, Mr. Morgan and Mr. Raybould are independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The chair of our audit committee is Mr. Nixon. Our Board of Directors has determined that Mr. Nixon is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulations S-K. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Compensation Committee

The compensation committee approves the compensation objectives for the Company, the compensation of the chief executive officer and approves, or recommends to our Board of Directors for approval, the compensation for other executives. The compensation committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

Our compensation committee consists of J. Scott Nixon, Todd Morgan and Robert W. Raybould. Our Board of Directors has determined that Mr. Nixon, Mr. Morgan and Mr. Raybould are independent and are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the US Internal Revenue Code of 1986, as amended, or Section 162(m). The chair of our compensation committee is Mr. Raybould.

Nominating and Governance Committee

The nominating and governance committee makes recommendations regarding corporate governance, the composition of our Board of Directors, identification, evaluation and nomination of director candidates and the structure and composition of committees of our Board of Directors. In addition, the nominating and governance committee is responsible for developing and recommending corporate governance guidelines to our Board of Directors, as applicable to the Company.

Our nominating and governance committee consists of Dr. Smith and Dr. Ruckdeschel. The chair of our nominating and governance committee is Dr. Smith. Each member of the nominating and governance committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and is independent, as determined under Nasdaq Listing Rules.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, and agents and representatives. The full text of our code of business conduct and ethics is posted on our website at www.prolunginc.com. The nominating and governance committee of our Board of Directors will be responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer or employee. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and agents and representatives, on our website identified above.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s common stock to file reports concerning their ownership of common stock with the SEC and to furnish the Company with copies of such reports. Based upon the Company’s review of the reports required by such persons and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act have been timely filed other than as follows. Based on the records of the Company of transactions involving the Company, the Company believes that the following persons filed the following number of late reports, or failed to file the following reports, during the fiscal year ended December 31, 2017:  Mark Anderson filed a late Form 3 and a late Form 4; Scott Nixon filed a late Form 3 and a late Form 4; Robert Raybould filed two late Forms 4; Robin Smith filed a late Form 3 and two late Forms 4.

Item 11. Executive Compensation

Executive Compensation

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2017, and 2016. The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2017, (b) the next two most highly compensated executed officers serving as of December 31, 2017, whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2017.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
					(3)(4)(5)	(1)
Steven C. Eror, President	2017	$290,000	$16,667	$-	$533,337	$24,000	$864,004
	2016	$290,000	$-	$-	$-	$-	$290,000

Mark Anderson, Chief Financial Officer (2)	2017	$94,731	$-	$-	$213,019	$-	$307,750
	2016	$-	$-	$-	$-	$-	$-

Michael Garff, Chief Operating Officer	2017	158,400	$-	$-	$213,019	$-	$371,419
	2016	144,000	$-	$-	$-	$-	$144,000

(1)	The amounts represent fees paid or accrued by us to the executive officers for service as a Director on the Board of Directors

(2)	Mr. Anderson was appointed as Chief Financial Officer in June 2017.

(3)	Includes the aggregate grant date fair value of options to purchase 9,375, 31,250 and 31,250 shares of common stock issued on November 10, 2017 to Mr. Eror, Mr. Anderson and Mr. Garff, respectively in accordance with FASB ASC.

(4)	Includes the aggregate grant date fair value of options to purchase 5,000 shares of common stock issued on August 24, 2017 to Mr. Eror as compensation for his service on our board of directors.

(5)	Includes the probable issuance of 75,000 performance-based options issued to Mr. Eror. The performance criteria are mentioned below. The grant date fair value of these options is $472,000. If all performance conditions were met, we would be required to issue Mr. Eror 150,000 options which had a grant date fair value of $900,000.

Employment Agreements and Incentive Compensation

Effective August 1, 2013, we entered into an employment agreement contract with Steven C. Eror, our Chief Executive Officer, which employment agreement was amended on March 29, 2017, effective August 1, 2016. This agreement, as amended, provides for an annual salary of $290,000. As incentive compensation, the employment agreement provides that Mr. Eror will be granted a stock option with a 10-year term. On August 9, 2017, the Compensation Committee of the Board of Directors granted the stock option described below at an exercise price of $8.00 per share.

The stock option provides that it vest, if at all, with respect to a number of shares dependent upon when, or if, FDA approval is obtained for the marketing of the Company’s products:

●	112,500 shares if FDA approval is obtained after January 1, 2018 and on or before July 1, 2018;
●	75,000 shares if FDA approval is obtained after July 1, 2018 and on or before January 1, 2019;
●	37,500 shares if FDA approval is obtained after January 1, 2019 and on or before January 1, 2020.

The employment agreement also has customary provisions for other benefits and reimbursement of expense and includes protective provisions in favor of the Company, such as 24-month non-competition and non-solicitation provisions and invention assignment provisions. The term of the agreement was extended by the amendment until August 1, 2019 and will be automatically extended for successive one-year periods unless either party to the agreement objects to such extension by written notice to the other party at least 180 days prior to the expiration of the initial term or any extension term. The agreement may also be terminated for cause. The agreement provides for a severance payment to Mr. Eror upon the termination of his employment as follows (a) an amount equal to one-half of the base salary in effect on the date of the termination of the agreement to be paid in cash over six months, and (b) an amount equal to one-half of the base salary in effect on the date of termination to be paid in shares of common stock, at fair market value. The agreement does not include any additional or different provisions addressing change of control events.

None of the other named executive officers are party to written employment agreements.

Equity Awards

There were no equity awards granted to any of the named officers during the year ended December 31, 2016. On August 9, 2017, we granted Mr. Eror an award consistent with the terms of his employment agreement, described above. On August 24, 2017, we granted Mr. Eror a total of 5,000 options for his past and current service as a Director on the Board of Directors. On November 10, 2017, the Board’s compensation committee approved the grant of 204,250 options to purchase common stock at $8.00 per share to several of our employees, executive officers, a director and a consultant; Mr. Eror, Mr. Anderson and Mr. Garff received 9,375, 31,250 and 31,250, respectively of these options.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2017:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid	Stock Awards	Option Awards	Other	Total
		(3)	(3)
Robert Raybould, Director (1)	$30,000	$-	$37,490	$-	$67,490
Todd Morgan, Director (1)	$36,500	$-	$74,980	$-	$111,480
Dr. John C. Ruckdeschel, Director (1)	$30,000	$-	$37,490	$-	$67,490
Dr. Robin Smith, Director (2)	$30,000	$27,000	$88,479	$90,000	$235,479
J. Scott Nixon, Director (1)	$36,500	$-	$45,005	$-	$81,505

(1) The amounts represent fees paid or accrued by us during the past year pursuant to service as a Director on the Board of Directors.

(2) Effective February 1, 2017, we entered into a consulting agreement with Dr. Robin Smith to provide advisory services. The amounts represent $118,479 of fees paid or accrued by us during the past year pursuant to service as a Director on the Board of Directors, and $117,000 of fees paid or accrued by us pursuant to the consulting agreement.

(3) Represents the aggregate grant date fair value of options to purchase 6,250, 12,500, 6,250, 15,000 and 7,500 shares of common stock issued in August 2017 Mr. Raybould, Mr. Morgan, Dr. Ruckdeschel, Dr. Smith and Mr. Nixon, respectively in accordance with FASB ASC. Options were granted as compensation for service as Directors on the Board of Directors. Also represents grant date fair value of 3,750 shares issued to Dr. Smith.

Director Compensation Arrangements

Each member of the Board of Directors is awarded cash and options to purchase shares of common stock for services on the Board. Additionally, members of the Board of Directors that serve as Chairman of the Board or Chairman of various committees are awarded additional cash and options. Cash amounts are paid and/or accrued quarterly. Options are awarded annually and vest quarterly. In the event of early termination of services, a pro rata portion of the options are required to be returned to the Company, unless such forfeiture is waived by the Board of Directors at its discretion. Under the compensation principles approved by the Board of Directors, yearly cash and shares of common stock are awarded to Directors as follows:

1.	The Chairman of the Board of Directors receives $73,000 and an award of 7,500 options for each year of service.

2.	The Chairman of the Audit Committee receives $73,000 and an award of 5,000 options for each year of service.

3.	The respective Chairman of the Nominating Committee, Compensation Committee and the Science and Technology Committee each receives $60,000 and an award of 3,750 options for each year of service.

4.	All remaining Board Members receive $48,000 and an award of 2,500 options for each year of service.

At December 31, 2017, there was $93,500 of Board of Director Fees unpaid, but this amount had been paid by April 16, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 16, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,861,848 shares of our common stock issued and outstanding as of April 16, 2018. Unless otherwise indicated, the address of each person listed is in care of ProLung, 757 East South Temple, Suite 150, Salt Lake City, Utah 84102.

Name of Beneficial Owner, Officer or Director	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Shares Beneficially Owned

Steven C. Eror, Chief Executive Officer and Director (3)	187,220	4.8%
Michael Garff, Chief Operating Officer (4)	67,187	1.7%
Mark V. Anderson, Chief Financial Officer (5)	7,812	0.2%
Robert W. Raybould, Director (6)	190,065	4.9%
Todd Morgan, Director (7)	186,563	4.8%
Robin L. Smith MD, Director (8)	17,813	0.5%
John C. Ruckdeschel, Director (9)	14,063	0.4%
J. Scott Nixon, Director (10)	6,250	0.2%
Rex Yung, Chief Scientific Officer (11)	12,500	0.3%
All Executive Officers and Directors as a Group (nine persons)	689,473	17.8%

(1)	The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)

Each member of the Board of Directors is awarded options to purchase shares of common stock for services on the Board. Additionally, members of the Board of Directors that serve as committee head’s are awarded additional shares of common stock for these services. Shares awarded are issued to the recipient and vest over the term of services. In the event of early termination of services and not serving for the full term for which the shares were awarded, a pro rata portion of the shares are required to be returned to the Company.

(3)	Includes 6,719 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(4)	Includes 7,812 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Includes 7,812 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Includes 5,313 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)	Includes 15,625 shares issuable upon the exercise of stock options and warrants that are currently exercisable or exercisable within 60 days.

(8)	Includes 14,063 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(9)	Includes 5,313 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)	Includes 6,250 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(11)	Includes 12,500 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements described herein, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year-end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family or household had or will have a direct or indirect material interest, other than the transactions described below.

Consulting Agreements – Members of Board of Directors

In February 2017, the Company entered into a consulting agreement with Dr. Robin Smith, who is a director of the Company. Under the agreement, Dr. Smith has agreed to provide advisory services related to the Company’s clinical assets, capital markets, public company related issues and other matters as agreed to by the parties. The agreement had an original term of twelve months with compensation of $120,000. In November 2017, the term was modified to nine months and the compensation adjusted to $90,000. This agreement has currently expired. Dr. Smith also received 30,000 shares of common stock as part of this agreement.

Related-Party Note Payable

During the year ended December 31, 2016 the Company issued notes to Mr. Raybould, Dr. O’Driscoll (former director) and Mr. Morgan, for $210,000. Also, during the year ended December 31, 2016, $105,000 of those notes were paid back along with interest and fees of $3,089. During the year ended December 31, 2017, the remaining $105,000 of principal was repaid along with interest and fees of $5,000. $55,000 of this principal and related interest was settled in common stock and $50,000 was settled in cash.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence of the Nasdaq Stock Market. Under these rules, Steve C. Eror is not independent due to material employment with the Company. All other directors, namely Robert Raybould, Robin Smith, Todd Morgan, John Ruckdeschel, Neil Berkley and J. Scott Nixon are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of MaloneBailey, LLP (“MaloneBailey”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.

	2017	2016
Audit Fees	$53,000	$40,000
Audit-Related Fees	50,404	-
Tax Fees	-	-
All Other Fees	-	-
Total	$103,404	$40,000

Audit Fees. Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Forms 10-K, reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q, and related matters.

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

The Audit Committee (or the Board of Directors, functioning as the Audit Committee, prior to the establishment of the Audit Committee) has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee) approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2017 and 2016 of the independent auditors to render audit or non-audit services were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

●	Reports of Independent Registered Public Accounting Firms

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

●	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

●	Notes to the Consolidated Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors of

ProLung, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProLung, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
April 16, 2018

ProLung, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets
Cash	$636,639	$28,922
Prepaid expenses	31,844	8,831
Deferred offering costs	303,401	-
Total Current Assets	971,884	37,753

Inventory, noncurrent	255,637	291,559
Property and equipment, net of accumulated depreciation	81,378	82,917
Intangible assets, net of accumulated amortization	156,176	165,738

Total Assets	$1,465,075	$577,967

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$295,918	$358,477
Accrued liabilities	25,402	264,698
Related-party notes payable	-	105,000
Current portion of notes payable	-	32,000
Total Current Liabilities	321,320	760,175

Long-Term Liabilities
Notes payable, net of current portion	1,206,931	2,653,370
Total Long-Term Liabilities	1,206,931	2,653,370

Total Liabilities	1,528,251	3,413,545

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,848 shares and 3,000,815 shares issued and outstanding, respectively	3,862	3,001
Additional paid-in capital	21,387,907	13,247,054
Accumulated deficit	(21,454,945)	(16,085,633)
Total Stockholders’ Deficit	(63,176)	(2,835,578)

Total Liabilities and Stockholders’ Deficit	$1,465,075	$577,967

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Revenues:
Revenue	$-	$8,800
Total revenue	-	8,800
Cost of revenue	-	10,193
Gross loss	-	(1,393)
Operating expenses:
Research and development expense	1,630,837	1,219,189
Selling, general and administrative expense	3,615,495	1,288,960
Total operating expenses	5,246,332	2,508,149
Loss from operations	(5,246,332)	(2,509,542)
Other expense:
Interest expense	(122,980)	(265,914)
Total other expense	(122,980)	(265,914)
Net loss	$(5,369,312)	$(2,775,456)

Basic and diluted loss per share	$(1.49)	$(0.98)

Weighted-average common shares outstanding, basic and diluted	3,608,472	2,842,446

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	2,690,641	$2,691	$10,655,417	$(13,310,177)	$(2,652,069)
Stock-based compensation	-	-	262,474	-	262,474
Common stock issued for cash and warrants, net of offering costs	138,369	139	1,498,592	-	1,498,731
Common stock issued upon conversion of debt and accrued interest	156,438	156	813,321	-	813,477
Common stock issued to placement agent	12,896	13	(13)	-	-
Common stock issued for services	2,471	2	17,263	-	17,265
Net loss	-	-	-	(2,775,456)	(2,775,456)
Balance, December 31, 2016	3,000,815	3,001	13,247,054	(16,085,633)	(2,835,578)
Stock-based compensation	-	-	808,307	-	808,307
Common stock issued for cash and warrants, net of offering costs	544,300	545	5,866,571	-	5,867,116
Common stock issued upon conversion of debt and accrued interest (which includes the convesion of $60,000 of related party debt and accrued interest)	254,834	255	1,415,536	-	1,415,791
Common stock issued to placement agent	55,372	55	(55)	-	-
Common stock issued for services	6,250	6	50,494	-	50,500
Rounding due to reverse stock split	277	-	-	-	-
Net loss	-	-	-	(5,369,312)	(5,369,312)
Balance, December 31, 2017	3,861,848	$3,862	$21,387,907	$(21,454,945)	$(63,176)

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,369,312)	$(2,775,456)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	37,212	33,186
Stock-based compensation	858,807	279,739
Obsolete inventory	-	10,193
Loss on sale of property and equipment	690	-
Change in assets and liabilities:
Inventory	35,922	(59,856)
Prepaid expenses	(23,013)	21,689
Accounts payable	(106,332)	260,628
Accrued liabilities	(71,555)	196,542
Net cash flows from operating activities	(4,637,581)	(2,033,335)

Cash flows from investing activities:
Payments for property and equipment	(27,195)	-
Proceeds from sale of property and equipment	394	-
Net cash flows from investing activities	(26,801)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	6,531,568	1,498,731
Payment for offering and deferred offering costs	(924,080)	-
Payments on notes payable	(285,389)	-
Proceeds from notes payable	-	32,000
Proceeds from related party notes payable	35,000	210,000
Payments on related party payable	(85,000)	(130,000)
Net cash flows from financing activities	5,272,099	1,610,731

Net increase (decrease) in cash	607,717	(422,604)
Cash at beginning of period	28,922	451,526
Cash at end of period	$636,639	$28,922

Supplemental disclosure of cash flow information:
Cash paid for interest	$189,644	$76,170
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and interest	$1,355,791	$813,477
Conversion of related party debt and interest	$60,000	$-
Deferred offering costs accrued	$43,773	$-

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

Principles of Consolidation – During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying financial statements from the date of its formation.

Going Concern –The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations. Until the Company receives FDA approval, the Company will not achieve its planned level of operations in the United States. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company’s focus and use of funds during 2017 was on obtaining FDA approval and building an infrastructure to launch the United States market. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations. See Note 14 for funds received in a convertible promissory note offering subsequent to the year ended December 31, 2017. However, there can be no assurance the Company will continue to be successful in raising sufficient funds to continue as a going concern.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consists principally of cash. The Company has cash balances during the years ended December 31, 2017 and 2016 in excess of federally insured limits. The Company places its cash with a high credit quality financial institution.

Fair Value of Financial Instruments – For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2017 or 2016.

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheets, although all inventory is ready and available for sale at any moment. During 2017 and 2016, the Company critically reviewed all inventory for impairment.

Property and Equipment – Property and Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years.

Intangible Assets – As further discussed in Note 4 to these consolidated financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement. These intangible assets will be amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

Revenue Recognition – The Company commenced selling the ProLung Test during the year ended December 31, 2014. The Company recognizes revenue from the sale of the ProLung Test when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Research and Development – The Company expenses research and development costs as incurred. Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, and materials and supplies.

Employee Stock-based Compensation – In accordance with ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-based Compensation – In accordance with ASC 505, the Company accounts for non-employee stock-based compensation at fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2017 and 2016, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company currently believes that all significant filing positions are above this threshold and therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves are required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2017, and 2016, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Years Ended
	December 31,
	2017	2016
Warrants to purchase shares	1,184,998	430,923
Stock options	331,000	-
Restricted common stock grants	-	109
Convertible debentures	-	274,856
Convertible notes	201,155	205,212

Foreign Currency Policy – Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated into the Company’s functional currency at the rates prevailing on the balance sheet date. Exchange differences arising on the settlement of monetary items, and on the retranslation of monetary items, are reported as other income (expense) and included in net loss for the period. The Company had no foreign currency transactions during 2017 or 2016.

Related Parties – The Company discloses related party transactions which are in the normal course of operations and are measured at the exchange amount.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended with ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12 and ASU No. 2016-20. These new standards supersede all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company is evaluating the guidance but does not at this time expect it to have a material impact on the Company’s revenue recognition. However, the Company does expect to have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. As the Company has elected to be treated as an emerging growth company, this standard will be implemented effective January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s consolidated financial statements and based on the Company’s one lease agreement, does not anticipate a material impact.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018 which will have no impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This Standard was issued to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance regarding a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018. Since this standard is to be applied prospectively, there will be no effect on prior financial statements and the Company does not currently have any option agreements where this standard would be applicable.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II). Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within current account guidance with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company has not had any instruments that meet the criteria for Part I, but could issue such instruments in the future; therefore, the Company is currently evaluating the impact that the adoption of the standard could have on its future consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities was issued in August 2017. The amendments under ASU 2017-12, refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt this ASU on January 1, 2020. The Company does not currently have any derivative or hedging instruments but may in the future. The Company is assessing the impact the adoption of this ASU could have on the consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled during the years ended December 31, 2017 and 2016. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following:

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

	2017	2016

Raw materials	$66,417	$69,264
Work in progress	12,465	31,185
Finished goods	176,755	191,110

Total inventory	255,637	291,559
Less carrying value of inventory not deemed to be a current asset	255,637	291,559

Inventory, included in current assets	$-	$-

During the year ended December 31, 2016 the Company recorded a write-off of inventory totaling $10,193, consisting of older packaging materials. This amount was reported as a part of cost of revenues in the accompanying statements of operations.

Note 3 – Property and Equipment

Property and equipment consists of the following at December 31, 2017 and 2016:

	Life	2017	2016

Computer equipment	3 years	$38,134	$19,787
Office equipment	3 to 5 years	19,151	13,852
Tooling	5 years	92,228	92,228

		149,513	125,867
Less accumulated depreciation		(68,135)	(42,950)

Property and equipment, net		$81,378	$82,917

Depreciation expense for the years ended December 31, 2017 and 2016 was $27,650 and $23,624, respectively.

Note 4 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300. These patents will be amortized over 220 months (18.3 years), at a rate of $797 per month, or $9,562 per year. During the years ended December 31, 2017 and 2016 the Company recognized amortization expense of $9,562 each year. At December 31, 2017, there was accumulated amortization of $19,124.

Note 5 – Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2017 and 2016:

	2017	2016

Accrued interest	$-	$234,405
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	7,529	12,420

Total accrued liabilities	$25,402	$264,698

There was related party accrued interest of $35,519 at December 31, 2016.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Note 6 –Notes Payable

Notes payable is summarized as follows:

	December 31,
	2017	2016

Convertible debentures; unsecured; interest at 8.00% per annum; settled during 2017	$-	$1,257,050

Convertible notes payable; unsecured; interest at 8.00% per annum; due November 2020	1,206,931	1,206,931

Note payable secured by all the assets of the Company; interest at 15.0% per annum; settled during 2017	-	189,389

Unsecured note payable; interest at 10.00% per annum; due on demand	-	32,000

Total notes payable	1,206,931	2,685,370

Less: current portion	-	32,000

Notes payable, net of current portion	$1,206,931	$2,653,370

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

Convertible Debentures

In 2015, the Company issued $2,000,000 in convertible debentures. The convertible debentures were unsecured and bear interest at the rate of 8% per annum. Principal and accrued interest are due on the maturity date, which was May 1, 2018. The holder of the convertible debentures was entitled, at its option, to convert all or any portion of the outstanding principal of the convertible debentures into shares of the Company’s common stock at a conversion price of $5.20 per share. Interest accruing from the date of issuance to the conversion date was paid on conversion or maturity date.

During the year ended December 31, 2017 the Company repaid $164,000 in principal along with $25,700 in related accrued interest. Also, during the year ended December 31, 2017, convertible debentures holders converted $1,093,050 in principal along with $162,741 in related interest into 241,500 shares of common stock. During the year ended December 31, 2016, $742,950 of principal and accrued interest of $70,527 were converted into 156,438 shares of common stock. As of December 31, 2017, there were no amounts outstanding under the convertible debentures.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

As further described in Note 8 to these consolidated financial statements, the Company entered into placement agent agreements that provide for compensation to the respective placement agent in connection with an offering of common stock. Additionally, the placement agent agreements provide for potential compensation to the placement agent in connection with the future conversion of the convertible debentures into shares of common stock of the Company. Upon the conversion of the convertible debentures, the Company was required to issue the placement agent warrants to acquire shares of the Company’s common stock at an exercise price of $5.20 per share. The placement agent was to be issued a warrant to purchase one share of common stock for each $6.48 of principal converted into common stock, with the maximum number of warrants issuable under the placement agreement limited to 330,433 shares of the Company’s common stock. The term of the warrants is for a period of 36 months from the date of issuance. During the year ended December 31, 2017 and 2016, 215,772 and 114,623 warrants were issued to the then-current placement agent, respectively.

Note Payable to a Relative of an Executive Officer

On December 31, 2016 the Company was obligated under the terms of a master note to an individual related to an executive officer of the Company in the amount of $189,389. No payments of principal and interest were made during 2016. The note was secured by all the assets of the Company, bore interest at 15% and required the Board of Directors (“Board”) to retain the current management as long as the note is outstanding. The balance of accrued interest at December 31, 2016 was $29,498. During the year ended December 31, 2017, $89,389 of principal was repaid along with interest of $39,071. In addition, the noteholder elected to convert the remaining $100,000 of principal for 8,334 shares of common stock as well as 8,334 warrants to purchase stock at a price of $12 per unit.

Other Notes Payable

On August 16, 2016, the Company issued an unsecured bridge note to an individual for $32,000 with an interest rate of 8%. During the year ended December 31, 2017, the Company repaid the note along with $1,185 of related accrued interest.

Related-Party Notes Payable

During the year ended December 31, 2016 the Company issued notes payable to a member of the Board and a former Board member totaling $210,000. These notes bore interest between 8% and 10%, were unsecured and due on demand. During the year ended December 31, 2016, $105,000 of these notes were repaid back along with interest of $3,089. On December 31, 2016, there was $105,000 outstanding under these notes. During the year ended December 31, 2017, the remaining $105,000 was settled along with interest of $5,000 as follows. The Company repaid $50,000 in cash, and the individual elected to convert the remaining $60,000 into 5,000 shares of common stock, and 5,000 warrants to purchase stock, at a price of $12 per share. Also, during the year ended December 31, 2017, the same Board member made a short-term advance of $35,000 that did not bear interest. This amount was repaid during the year ended December 31, 2017.

During December 2015, the Company entered into a Patent Assignment Agreement for the acquisition of certain patent application rights. Prior to the execution of the Patent Assignment Agreement, a member of the Company’s Board advanced $50,000 on behalf of the Company to the seller under the Patent Assignment Agreement. The advance did not bear interest, was unsecured, and did not offer conversion terms at any time. In December 2015, the Company repaid $25,000, and repaid the remaining $25,000 during 2016.

Note 7 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The Board has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2017, and 2016, the Board has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Note 8 – Common Stock

Increase in Authorized Shares

In July, 2017, following the receipt of Board authorization and stockholder approval, the Company filed an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized number of shares of common stock from 40,000,000 shares to 120,000,000. The increase in authorized shares has been reflected on the Company’s consolidated balance sheets.

Reverse Stock Split

In October 2017, the Company’s Board approved an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation to effectuate a 1-for-8 reclassification, or reverse stock split, of the Company’s common stock, effective as of October 25, 2017. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Public Offering of Common Stock of the Company

On August 4, 2017, the Company filed a Registration Statement on Form S-1 (as modified from time to time, the “Registration Statement”), to which it has since filed numerous amendments. This Registration Statement relates to a potential public offering of the Company’s common stock. There is no assurance that any shares will be offered and sold pursuant to such Registration Statement. During the year ended December 31, 2017, the Company has incurred cash offering costs totaling $303,401 which will be offset against the proceeds received if such offering is completed. If the Company does not complete the offering, the deferred offering costs will be charged to expense.

Private Placement of Common Stock of the Company

The Company signed a Private Placement Memorandum dated December 28, 2015 to offer a maximum of 437,500 shares of its common stock at a price of $12 per share. On July 7, 2016, the Board authorized changing the offering to be units of one share of common stock and one warrant, sold for a price of $12 per unit. The warrant had an exercise price of $12 per share. This change was applied retroactively to all purchasers under the Private Placement Memorandum. The units were offered on a “best efforts” basis. During the year ended December 31, 2017, the Company received subscriptions for 544,300 units and received proceeds of $6,531,568 and paid $664,452 in offering costs. During the year ended December 31, 2016, 138,369 units were subscribed, and the Company received gross proceeds of $1,660,433 and paid offering costs of $161,702.

The Company engaged two successor placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these agreements, the Company incurred commission fees to the placement agents of $664,452 together with the issuance of 55,372 shares of common stock for the year ended December 31, 2017, and incurred commission fees to the placement agents of $161,702 together with the issuance of 12,896 shares of common stock for the year ended December 31, 2016.

During the year ended December 31, 2017, the adjusted maximum offering amount was subscribed for and the offering was closed.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Common Stock Issued for Conversion of Convertible Debentures and Notes Payable

During the year ended December 31, 2017, $1,093,050 of convertible debentures and $162,741 of accrued interest was converted at $5.20 per share into 241,500 shares of common stock. During the year ended December 31, 2016, $742,950 of convertible debentures and $70,527 of accrued interest was converted at $5.20 per share into 156,438 shares of common stock.

During 2017, as partial settlement of a note payable to a relative of an executive officer, $100,000 was converted at $12 per share into 8,334 shares of common stock and warrants. Also, in partial settlement of a related party note, $55,000 of principal and $5,000 of interest was converted at $12 per share into 5,000 shares of common stock and warrants.

Common Stock Issued for Services

During the year ended December 31, 2017, the Company issued 6,250 shares of common stock with a total value of $50,500 to a Board member and a consultant for services rendered. The consultants and director could not provide a reliable value on the services rendered and agreed the value of the common shares was more reliable. As the Company did not have an active trading market for its common shares, the shares’ fair value was based on the allocated value of the common stock being issued in the Private Placement mentioned above.

During the year ended December 31, 2016, the Company issued 2,471 shares of common stock with a total value of $17,265 to consultants for services rendered. The consultants could not provide a reliable value on the services rendered and agreed the value of the common shares was more reliable. The Company did not have an active trading market for its common stock and the stock was valued at the most recent sale of common stock for cash. During 2016, the Company had a private placement ongoing and the common shares fair value was based on the allocated value of the common stock being issued in the Private Placement mentioned above resulting in a relative fair value of the common stock of $6.96 on the date of issuance.

Periodically, the Company has issued restricted common stock grants to directors, officers and consultants as compensation for future services. The grant day fair value of the shares issued is amortized to expense over the requisite service period. During the year ended December 31, 2017 and 2016, the Company recognized $433 and $126,400 in stock compensation expense.

A summary of the status of the Company’s restricted common stock grants as of December 31, 2016 and changes during the year then ended, is presented below:

	Restricted Common Stock Grants	Weighted Average Common Stock Price

Balance at December 31, 2015	31,709	$4.00
Awarded	-	-
Vested	(31,600)	4.00

Balance at December 31, 2016	109	$4.00
Awarded	-	-
Vested	(109)	4.00

Balance at December 31, 2017	-	$4.00

As of December 31, 2017, all restricted shares had vested and all the related expense had been recognized.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Total stock-based compensation expense from all sources for the year ended December 31, 2017 and 2016, including stock-based compensation for the options, warrants and related amortization discussed in Note 9 and Note 10 below, have been included in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2017	2016

Research and development expense	$196,211	$166,625
Selling, general and administrative expense	662,596	113,114

Total share-based compensation	$858,807	$279,739

Note 9 – Common Stock Options

Equity Incentive Plan

In April 2017, the Board, contingent on shareholder approval, approved the ProLung, Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers and employees and non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary of the Company.

The total number of initial shares of Common Stock authorized for issuance under the Plan is 500,000 shares. The authorized shares will automatically increase on January 1 of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. If the automatic increases are not limited by the Board, there will be 900,000 shares of common stock authorized under the Plan in January 1, 2027.

Issuance of Stock Options under the Plan

Board and Key Employee Option Grants

In August 2017, the Board’s compensation committee approved the issuance of 52,500 options to directors of the Company at exercise prices ranging from $8 to $10 per option. One half of the options vest immediately with the remaining half vesting quarterly through August 2018.

In November 2017, the Board’s compensation committee approved the issuance of 203,500 options to certain key employees and a consultant. These options have an exercise price of $8 and vest quarterly through September 2019.

The fair value of these options was $6.06 per option or $1,550,712, and will be expensed over the relative vesting period. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.43 Years
Exercise price	$8.07
Expected volatility	118%
Expected dividends	None
Risk-free interest rate	2.00%

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

The Company recorded an expense of $601,056 for the year ended December 31, 2017. The $949,656 remaining unrecognized expense will be recognized through September 30, 2019 and a weighted average term of 0.64 years.

CEO Stock Option Incentive

In an amendment to the employment agreement of the CEO executed March 29, 2017, the Company granted the CEO stock option incentives related to FDA approval. The stock option shall expire 10-years after the grant date and shall vest with respect to a number of options of Common Stock upon the receipt of FDA Approval (as defined below), with such number of options to be as follows:

●	112,500 options if FDA Approval is obtained after January 1, 2018 and on or before July 1, 2018;

●	75,000 options if FDA Approval is obtained after July 1, 2018 and on or before January 1, 2019;

●	37,500 options if FDA Approval is obtained after January 1, 2019 and on or before January 1, 2020.

On August 9, 2017, the Compensation Committee of the Board granted the stock option described above at an exercise price of $8.00 per option. The Company considers these options to be performance based with August 9, 2017 the grant date. Solely for accounting purposes, the Company estimated the conditions for vesting will be met between July and December 2018. Based on this estimate, management also believes the most probable number of options to be issued will be 75,000. The Company valued these 75,000 options as of August 9, 2017, using the Black-Scholes Pricing Model using the following assumptions:

Expected life	5.70 Years
Exercise price	$8.00
Expected volatility	116%
Expected dividends	None
Risk-free interest rate	1.84%

The resulting expense of $472,000 will be amortized over the estimated service period which will be the grant date through December 31, 2018. For the year ended December 31, 2017, $133,532 of expense has been recorded with the remaining $338,468 being recognized over the next six months.

As of December 31, 2017, there are currently 131,500 options available for issuance under the Plan. As noted above, we have issued performance-based options to our CEO, whereby we could issue up to 112,500 options; which are included in the above options available for issuance under the Plan.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

A summary of option activity for the years ended December 31, 2017 and 2016 is presented below:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of Vested Options
Outstanding at December 31, 2016	-	$-	-	$-
Issued	331,000	8.05
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2017	331,000	$8.05	10.00 years	$-
Vested at December 31, 2017	64,813	$8.27	9.74 years	$-

Note 10 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for payment of consulting services, in connection with the extension of a note payable, as incentives to investors, and for cash. The fair value of warrants issued for consulting services is recognized as consulting expense at the date the warrants become exercisable. The Company values non-vested warrants utilizing the Black-Scholes Method and records compensation over the requisite service period which is usually the vesting period. The fair value of the warrants that vested during the year ended December 31, 2017, was $6.32 per warrant. The weighted-average assumptions used for the warrants that were issued during the year ended December 31, 2017, were risk-free interest rate of 1.84%, expected volatility of 122%, expected life of 4.5 years, and expected dividend yield of zero. The fair value of the warrants that vested during the year ended December 31, 2016 was $6.08 per warrant. The weighted-average assumptions used for the warrants that vested during the year ended December 31, 2016, were risk-free interest rate of 1.33%, expected volatility of 124%, expected life of 4.5 years, and expected dividend yield of zero. The Company recognized $69,927 and $136,074 as share-based compensation related to the vesting of warrants for the year ended December 31, 2017 and 2016, respectively. The consultant terminated this agreement effective July 1, 2017 and forfeited the remaining 20,625 warrants under the contract.

In September 2017, the Company issued 1,250 warrants to a consultant for investor relation services rendered. The warrants have an exercise price of $12 per warrant, vest immediately and expire in September 2020. The fair value of these warrants was $3,359 or $2.69 per warrant and was immediately recognized as an expense. The fair value was computed using the Black Scholes method using the following assumptions.

Expected life	1.52 Years
Exercise price	$12.00
Expected volatility	107%
Expected dividends	None
Risk-free interest rate	1.33%

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

A summary of warrant activity for the years ended December 31, 2017 and 2016 is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of Vested Warrants
Outstanding at December 31, 2015	177,901	$4.32	7.3 years	$213,364
Issued	253,022	10.08
Exercised	-	-
Expired	-	-
Rounding	15	-
Outstanding at December 31, 2016	430,938	$7.04	4.2 years	$546,333
Issued	774,656	10.11
Exercised	-	-
Expired/Forfeited	(20,625)	4.00
Rounding	29
Outstanding at December 31, 2017	1,184,998	$9.16	1.9 years	$1,160,404

The intrinsic value at December 31, 2017 is calculated at $7.28 per share less the exercise price, based on the management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

Note 11 – Commitments and Contingencies

Lease Agreement

The Company leases office space under an agreement that expires in July 2018, with an option to renew with a 3% annual rent escalation. Monthly rental payments as of December 31, 2017 are $4,140 per month and will total $30,000 for 2018 under the current agreement.

Lease expense charged to operations for the years ended December 31, 2017 and 2016 was $48,871 and $49,469, respectively.

License Agreement

The Company has a license agreement with a party related through a shareholder and former member of the Board. Under the agreement, the Company has the right to the exclusive use of certain patents pending and related technology in its medical devices and other products for an indefinite term. The Company agreed to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of its medical device and other products that utilize the technology. At December 31, 2017 and 2016, accrued royalties under this license agreement was $17,873. The Company asserts the amount payable is to be offset against costs the Company has incurred to maintain and keep the patents current. The costs to maintain the patents exceeds the amount accrued for royalty payments; however, no receivable amount is recorded in the accompanying financial statements.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Note 12 – Income Taxes

The Company provides for income taxes using an asset and liability-based approach. Deferred income tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21%. The Company changed its effective federal rate to 21% as the expected rate for our deferred tax items. Our effective state rate is unchanged at 5%.

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2017 and 2016:

	2017	2016

Net operating losses	$4,316,700	$4,841,700
Research and development credit carryforward	145,700	129,500
Related-party accruals	-	2,300
Depreciation and amortization	(11,100)	15,500
Valuation allowance	(4,451,300)	(4,989,000)
Net Deferred Tax Asset	$-	$-

As of December 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2017 and 2016 is set forth below:

	2017	2016

Net loss	$(1,396,000)	$(1,082,400)
Non-deductible expenses and other	217,700	110,300
Effect due to decrease in tax rates	1,716,000	-
Change in valuation allowance	(537,700)	972,100
Benefit from income taxes	$-	$-

As of December 31, 2017, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $16.6 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2018 through 2037. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2013. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2011. During the years ended December 31, 2017 and 2016, the Company did not incur interest and penalties.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statement

Note 13 – Other Related Party Transactions

Effective February 1, 2017, the Company entered into a consulting agreement with a member of the Board. Under the agreement, the individual agreed to provide advisory services related to our clinical assets, capital markets, public company related issues and other matters as agreed. The agreement had an original term of twelve months with compensation of $120,000. In November 2017, the term was modified to nine months and the compensation adjusted to $90,000. There was also the issuance of 3,750 shares issued to the related party which was valued at $30,000. This agreement has currently expired.

During the year ended December 31, 2016, the Company had consulting agreements in place with two of the members of its Board. These directors provide marketing and medical advisory services. One of the agreements was terminated during the year ended December 31, 2016. The remaining consulting agreement may be terminated by either the Company or by the consultant at any time and for any reason. During the year ended December 31, 2016, these directors were paid a total of $161,000 under these agreements.

Note 14 – Subsequent Events

Convertible Debt Issuance

In March 2018, the Company began issuing 8% convertible promissory notes. The convertible promissory notes are unsecured. Principal and accrued interest are due on the maturity date, which is two years from the date of issuance. The holder of the convertible promissory note is entitled, at its option, to convert all or any portion of the outstanding principal into shares of the Company’s common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. Through April 16, 2018, the Company has issued $2,972,750 in convertible promissory notes.

The Company evaluated all subsequent events that occurred after the balance sheet date through April 16, 2018, the date its financial statements were available to be issued, and concluded there were no additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC.

April 16, 2018	By:	/s/ Steven C. Eror
Date		Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

April 16, 2018	By:	/s/ Mark V. Anderson
Date		Mark V. Anderson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Eror	Chief Executive Officer, President and Director	April 16, 2018
Steven C. Eror

/s/ Mark V. Anderson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2018
Mark V. Anderson

/s/ J. Scott Nixon	Director	April 16, 2018
J. Scott Nixon

/s/ Robert W. Raybould	Director	April 16, 2018
Robert W. Raybould

/s/ Todd Morgan	Director, Chairman of Board of Directors	April 16, 2018
Todd Morgan

/s/ Neil Berkley	Director	April 16, 2018
Neil Berkley

/s/ Robin L. Smith	Director	April 16, 2018
Robin L. Smith

/s/ John C. Ruckdeschel	Director	April 16, 2018
John C. Ruckdeschel

Exhibit Index

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated October 10, 2017*
3.2	Amended and restated By-Laws(1)
4.1	Form of Warrant, Issued from April 2010 to March 2011(2)
4.1.2	Form of Warrant issuable to Placement Agents(3)
4.1.3	Form of Warrant issued in $3.2 million offering in April 2017(3)
4.2	Restated Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(4)
4.2.2	Warrant to Purchase Common Stock Issued to Leavitt Partners, LLC(5)
4.3	Warrant to Purchase Common Stock Issued to William A. Fresh(5)
10.1	Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc. dated November 2, 2006(6)
10.1.1	First Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated November 26, 2007(6)
10.1.2	Second Amendment to Amended and Restated License Agreement between BioMeridian Corporation and Fresh Medical Laboratories, Inc., dated September 1, 2008(6)
10.2	Consulting Agreement with Leavitt Partners dated July 1, 2014(7)
10.3.1	Employment Agreement with Steven Eror dated August 1, 2013(8)
10.3.2	Amendment to Employment Agreement executed on March 29, 2017(3)
10.4	Form of Eight Percent (8%) Convertible Debenture, dated ________, 2015(5)
10.5	Form of Convertible Notes issued in November 2015(9)
10.6	Consulting Agreement dated March 9, 2015 with Jeffrey S. O’Driscoll (10)
10.7	Consulting Agreement dated February 1, 2017 with Robin Smith(3)
10.8	Placement Agent Agreement dated March 8, 2017 with Weild Capital, LLC(3)
10.9	Form of 8% Convertible Promissory Note issued beginning March 1, 2018*
10.10	Placement Agent Agreement dated __________ with Weild Capital, LLC*
10.13	Lease agreement*
21.1	List of Subsidiaries

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.

(2) Incorporated by reference with Form 10 filed February 10, 2012, File No. 12750426.

(3) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 22, 2017.

(4) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2014.

(5) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 31, 2015.

(6) Incorporated by reference with Form 10/A filed April 10, 2012, File No. 12594347.

(7) Incorporated by reference from an exhibit to our Registration Statement on Form S-1/A filed on November 29, 2017.

(8) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 3, 2014. File No. 14742611

(9) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 16, 2015.

(10) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.