Form 10-Q
period 2018-03-31
PROLUNG INC
filed 2018-05-21
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 21, 2018, the issuer had 3,861,848 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$2,101,553	$636,639
Prepaid expenses	40,152	31,844
Deferred offering costs	303,401	303,401
Total Current Assets	2,445,106	971,884

Inventory, noncurrent	266,402	255,637
Property and equipment, net of accumulated depreciation	73,424	81,378
Intangible assets, net of accumulated amortization	153,786	156,176

Total Assets	$2,938,718	$1,465,075

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$439,878	$295,918
Accrued liabilities	77,080	25,402
Total Current Liabilities	516,958	321,320

Long-Term Liabilities
Notes payable, net of discount	2,959,141	1,206,931
Total Long-Term Liabilities	2,959,141	1,206,931

Total Liabilities	3,476,099	1,528,251

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,848 shares issued and outstanding	3,862	3,862
Additional paid-in capital	22,470,130	21,387,907
Accumulated deficit	(23,011,373)	(21,454,945)
Total Stockholders’ Deficit	(537,381)	(63,176)

Total Liabilities and Stockholders’ Deficit	$2,938,718	$1,465,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	425,845	431,824
Selling, general and administrative expense	1,084,130	480,452
Total operating expenses	1,509,975	912,276
Loss from operations	(1,509,975)	(912,276)
Other expense:
Interest expense	(46,453)	(49,904)
Net loss	$(1,556,428)	$(962,180)

Basic and diluted loss per share	$(0.40)	$(0.30)

Weighted-average common shares outstanding, basic and diluted	3,861,848	3,175,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,556,428)	$(962,180)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,344	8,719
Amortization of loan discount	13,273	-
Stock-based compensation	420,185	89,481
Change in assets and liabilities:
Inventory	(10,765)	(18,041)
Prepaid expenses	(8,308)	(7,730)
Accounts payable	27,085	(215,049)
Accrued liabilities	51,678	(1,142)
Net cash flows from operating activities	(1,052,936)	(1,105,942)

Cash flows from investing activities:
Payments for property and equipment	-	(8,908)
Net cash flows from investing activities	-	(8,908)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	3,262,451
Payment for loan and offering costs	(149,900)	(280,000)
Payment on notes payable	-	(297,500)
Proceeds from notes payable	2,667,750	-
Proceeds from related party notes payable	-	35,000
Payment on related party notes payable	-	(85,000)
Net cash flows from financing activities	2,517,850	2,634,951

Net increase in cash	1,464,914	1,520,101
Cash at beginning of period	636,639	28,922
Cash at end of period	$2,101,553	$1,549,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,139	$94,399
Supplemental disclosure of non-cash investing and financing activities:
Accrual of loan costs and commissions	$116,875	$57,540
Beneficial conversion feature	$414,983	$-
Warrants issued to placement agent	$247,055	$-
Conversion of convertible debt and interest	$-	$1,138,978
Conversion of related party debt and interest	$-	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development, marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing and testing of products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

Principles of Consolidation

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not be indicative of the results to be expected for the year ending December 31, 2018.

Reverse Stock Split

On October 10, 2017, the Company’s Board of Directors (the “Board”) approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-8 reclassification, or reverse stock split, of the Company’s common stock, to be effective as of October 25, 2017. All share, option, warrant, per share, per option and per warrant amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations. Until the Company receives FDA approval, the Company will not achieve its planned level of operations in the United States. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company’s focus and use of funds during 2017 and the first three months of 2018 has been on obtaining FDA approval and building an infrastructure to launch the United States market. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations. See Note 4 for funds raised and funds being raised from a convertible note offering. However, there can be no assurance the Company will raise sufficient funds and be successful in raising sufficient funds to continue as a going concern.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2018, and 2017, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2018	2017
Warrants to purchase shares	1,226,719	855,811
Stock options	331,938	-
Restricted common stock grants	-	109
Convertible debentures	-	-
Convertible notes	625,951	201,156

Convertible Debt

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments is recognized equal to the intrinsic value of the conversion features which is credited to additional paid-in capital.

Adoption of New Accounting Policies

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. The Company adopted this guidance in the first quarter of 2018 but has not historically had restricted cash resulting in no impact to previously reported periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. These new standards supersede all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company does not, at this time, expect it to have a material impact on the Company’s revenue recognition. However, the Company does expect to have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. As the Company has elected to be treated as an emerging growth company, this standard will be implemented effective January 1, 2019.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02, and based on the Company’s one lease agreement, does not anticipate a material impact to the condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II). Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within current account guidance with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company has not had any instruments that meet the criteria for Part I but could issue such instruments in the future; therefore, the Company is currently evaluating the impact that the adoption of the standard could have on its future condensed consolidated financial statements.

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

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Raw materials	$77,230	$66,417
Work in progress	12,345	12,465
Finished goods	176,827	176,755

Total inventory	266,402	255,637
Less carrying value of inventory not deemed to be a current asset	266,402	255,637

Inventory, included in current assets	$-	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Accrued interest	$8,314	$-
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	50,893	7,529

Total accrued liabilities	$77,080	$25,402

Note 4 –Notes Payable

2018 Transactions

In March 2018, the Company began issuing 8% convertible promissory notes (the “convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of the Company’s common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. Through March 31, 2018, the Company has issued $2,667,750 in convertible promissory notes and accrued interest totaling $8,314 which would be convertible into 424,794 shares of common stock (423,794 shares for principal and 1,330 shares for interest).

On the date the convertible notes were issued, the fair value of the Company’s stock was estimated to be $7.28 per share which was greater than the conversion rate of $6.30. The $0.98 per share difference is considered a beneficial conversion feature. The beneficial conversion feature related to the convertible notes was $414,983. On the date of issuance, the company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company utilized a placement agent in connection with the offering which entitled them to a cash commission of 10% of the convertible notes issued and warrants to purchase 10% of the potential conversion shares of stock associated with the principal portion of convertible notes issued by the Company (42,346 warrants). Pursuant to this agreement, the Company incurred cash commission fees to the placement agent of $266,775, of which $149,900 had been paid with the remaining $116,875 accrued as of March 31, 2018. The value of the 42,346 warrants was $247,055 ($5.83 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	2.5 years
Exercise price	$7.29
Expected volatility	160%
Expected dividends	n/a
Risk-free interest rate	2.33%

The $513,830 in loan costs incurred was added to the $414,983 beneficial conversion feature creating a debt discount (“discount”) of $928,813. The accompanying condensed consolidated balance sheet reflects the convertible notes net of the discount. The discount will be amortized as a component of interest expense over the term of the convertible notes. During the three months ended March 31, 2018, the Company recognized interest expense of $13,273 related to the amortization of the discount. As of March 31, 2018, the unamortized balance of the discount is $915,540.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2017 Transactions

During the three months ended March 31, 2017, convertible debentures were converted or repaid as follows: The Company repaid $265,500 in principal along with $41,017 in related interest and holders of debentures elected to convert $991,550 in principal along with $147,428 in related interest at a rate of $5.20 per share. Subsequent to March 31, 2017, the Company received notification from four note holders that they wanted to convert the balance of their debentures and the related interest into shares of common stock. The Company subsequently received back from these note holders the $101,500 of principal and $15,906 of accrued interest and the Company issued 180,626 shares of stock to convert the principal and accrued interest. Also, during the quarter ended March 31, 2017, a third-party note for $32,000 was repaid with cash.

During the three months ended March 31, 2017, $105,000 of related-party notes was repaid along with interest and fees of $5,000. The Company repaid $50,000 in cash, and the individual elected to convert the remaining $60,000 into 5,000 shares of common stock, and 5,000 warrants to purchase stock, at a price of $12 per share. Also, during the three months ended March 31, 2017, the same Board member made a short-term advance of $35,000 that did not bear interest which was repaid during the three months ended March 31, 2017.

Notes payable are summarized as follows:

	March 31, 2018	December 31, 2017
Convertible notes payable net of $915,540 in discount and loan costs; unsecured; interest at 8.00%; due March 2020	$1,752,210	$-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Notes payable	$2,959,141	$1,206,931

Note 5 – Common Stock

Common Stock Issued for Services

The Company recognized stock-based compensation related to shares issued to directors, officers and consultants for the three months ended March 31, 2017 of $55,000.

Total stock-based compensation expense from all sources for the three months ended March 31, 2018 and 2017, including stock-based compensation for the options and warrants discussed in Note 6 and Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended
	March 31,
	2018	2017

Research and development expense	$184,231	$-
Selling, general and administrative expense	235,954	89,481

Total share-based compensation	$420,185	$89,481

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock Options

Equity Incentive Plan

In July 2017, the shareholders approved the ProLung, Inc. Stock Incentive Plan (the “Plan”). The Plan authorizes the Compensation Committee of the Board (the “Compensation Committee”) to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers and employees and non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary of the Company.

The total number of initial shares of Common Stock authorized for issuance under the Plan is 500,000 shares. The authorized shares will automatically increase on January 1 of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. If the automatic increases are not limited by the Board, there will be 900,000 shares of common stock authorized under the Plan in January 1, 2027.

Board and Key Employee Option Grants

In March 2018, the Compensation Committee approved the issuance of 938 options to a new director of the Company at an exercise price of $8 per option. One- third of the options vest immediately with the remaining two- thirds vesting at June 30, 2018.

The fair value of these options was $6.18 per option, or $5,794 and will be expensed over the relative vesting period. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.10 Years
Exercise price	$8.00
Expected volatility	129%
Expected dividends	None
Risk-free interest rate	2.59%

The Company recorded an expense of $336,727 for the three months ended March 31, 2018 related to the amortization of options issued under the plan. The remaining unrecognized expense of $623,282 will be recognized through September 30, 2019 with a weighted average term of 0.64 years.

CEO Stock Option Incentive

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company considered these options to be performance based with August 9, 2017 the grant date. Solely for accounting purposes, the Company estimated the conditions for vesting will be met between July and December 2018. Based on this estimate, management also believes the most probable number of options to be issued will be 75,000. The resulting expense of $472,000 has been and will be amortized over the estimated service period which will be the grant date through December 31, 2018. For the three months ended March 31, 2018, $83,458 of expense has been recorded with the remaining $255,010 being recognized through December 31, 2018.

As of March 31, 2018, there are currently 170,562 options available for issuance under the Plan. As noted above, we have issued performance-based options to our CEO, whereby we could issue up to 112,500 options; which are included in the above options available for issuance under the Plan.

A summary of option activity for the three months ended March 31, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2017	331,000	$8.05	10.0 years	$-
Issued	938	8.05
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2018	331,938	$8.00	9.76 years	$-
Vested at March 31, 2018	97,130	$8.18	9.52 years	$-

Note 7 – Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2017	1,184,998	$9.16	1.9 years	$1,160,404
Issued	42,346	7.28
Exercised	-	-
Expired/Forfeited	(625)	0.01
Rounding	-
Outstanding at March 31, 2018	1,226,719	$9.03	1.6 years	$1,155,860

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The intrinsic value at March 31, 2018 is calculated at $7.28 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

The Company recognized $34,481 as share-based compensation related to the vesting of warrant shares for the three months ended March 31, 2017.

Note 8 – Subsequent Events

Convertible Debt Issuance

The Company issued an additional $315,000 in 8% convertible promissory notes under the same terms of the notes described in Note 4.

At the Board of Directors meeting in May 2018, the directors concluded in lieu of cash fees for 2018 they, would accept stock options. The Board Compensation Committee proposed, and the Board approved, the issuance of 50,016 options to the Members of the Board. These options are exercisable at $8.00 per share and expire in 10 years.

The Company evaluated all subsequent events that occurred after the balance sheet date through May 21, 2018, the date its financial statements were available to be issued and concluded there were no additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) of ProLung, Inc. (the “Company”).

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our ProLung Test.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	ProLung tests may produce false positive and false negative results.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting.

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	ProLung clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We rely on an exclusive license maintained by the licensor, and if the licensor does not adequately defend the license our business may be harmed.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the ProLung Test under a different name in the EU to avoid the risk of infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	We are uncertain when or if full clinical results will be complete and when they will be submitted to the FDA.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	While we have completed the on-site procedures for the clinical trials, the statistical plan has not yet been reviewed by the FDA and will likely require up to three months for their review, but there can be no assurance of that timeline.

●

If we receive FDA approval of our statistical plan, of which there can be no assurance, we will then need to complete the analysis of the study results; we anticipate this will take one month, but can provide no assurance as to this timing.

●	There is no guarantee that FDA approval will lead to the ProLung Test being approved by payors for reimbursement.

●	Our ProLung Test may produce false positive and false negative results.

In addition, please review the other, and more detailed, risk factors discussed in our 2017 Form 10-K.

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

We believe the ProLung Test is the only predictive analytic focused on the lung using bioconductive technology. ProLung’s bioconductance technology is the first “mass averaging” bioconductive device that has shown utility to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. “Mass averaging” bioconductive technology refers to the simultaneous consideration of multiple measurement pathways.

If we obtain FDA approval, the ProLung Test will be introduced to the market as a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the ProLung Test acquires precision bioconductive measurements by means of a patented Probe and disposable diaphoretic electrodes placed on the back and arms. The measurement data is processed by a proprietary classified algorithm, and a report is generated that may be used by the physician, in addition to other risk factors such as nodule size, family history, gender, histology and other risk stratification information, to evaluate lung cancer risk in patients with suspicious masses or lesions identified by the CT scan. The ProLung Test is immediate, pain-free, non-invasive, and non-radiating. It requires little patient preparation and can be completed in less than 30 minutes.

When patients at high risk of lung cancer have suspicious lung findings after CT evaluation, clarifying the risk of the disease, or risk stratification, has the potential to reduce the cost, anxiety, and/or time associated with the inaccurate and/or delayed diagnosis of lung cancer. Risk stratification may also play a role in identifying those patients who need to modulate the extent and frequency of follow-up. On December 31, 2013, the U.S. Preventative Services Task Force recommended CT screening guidelines for lung cancer in adults aged 55 to 80 who have a 30 pack-year history and currently smoke or have quit smoking in the past 15 years. On February 5, 2016, Medicare began to reimburse the costs of lung cancer screening for qualified individuals. The guideline and its related reimbursement by Medicare are expected to increase the number of patients identified with suspicious findings in the lung that may be candidates for the ProLung Test. The reimbursement also expected to increase the development of lung cancer centers for interdisciplinary review of screening results. We believe that these changes may increase the number of patients seeking further risk assessment from the administrations of tests like the ProLung Test.

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

In the United States, ProLung submitted an application for marketing approval under Section 510(k) from the United States Food and Drug Administration, or FDA. In February 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent telephone conferences and meetings with the FDA, we succeeded in reducing the number of the FDA concerns and agreed to complete the clinical trial that was in progress.

We have now completed enrollment and monitoring of the clinical trial and have entered the data review and analysis phase; however, the statistical plan has not yet been reviewed by the FDA. We plan to request FDA approval of our Statistical Analysis Plan or “SAP” prior to commencing data analysis. We plan to submit a request for FDA approval of our SAP in the near future, and we anticipate FDA review of the plan to take approximately three months. The analysis of the study results after FDA approval of the SAP may, or may not, replicate the results of our previous clinical trials. Assuming favorable results, we plan to complete an application for FDA marketing approval. Once we prepare and resubmit the application with the results of the completed study, we will need to resolve, or negotiate, the removal of any remaining issues previously identified by the FDA as well as any possible issues to be identified in the future. Unless and until we obtain FDA approval, we may not market or sell our ProLung Test in the United States.

From inception to date, we have generated limited revenues. During the year ended December 31, 2014, we commenced selling the ProLung Test to customers in the European Union. For the past three years, that primary focus of available ProLung resources however, has been US regulatory approval.

We plan to continue the development and deployment of medical devices and procedures specializing in the immediate, non-invasive evaluation of indeterminate masses in the lung seen in CT and radiography. We anticipate the need to fund expansion and market growth by raising capital over the next two years. The amount of capital needed could change based on the opportunities available to us, regulatory requirements and the ability to expand our markets.

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

Revenues and Cost of Revenue. During the three months ended March 31, 2018 and March 31, 2017 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2018 was $1,509,975 compared to the total operating expenses for the three months ended March 31, 2017 of $912,276, representing an increase of $597,699. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to us having additional capital which has enabled the Company to access consultants for fundraising, business development and administrative costs. In anticipation of marketing our product and listing on a stock exchange, we used these funds to hire additional personnel which increased our payroll costs. In July 2017, our Board authorized the ProLung, Inc. Stock Incentive Plan; whereby, we issued the Board (August 2017), our CEO (July 2017) and significant employees (November 2017) options, which resulted in the amortization of the value of the options during the three months ended March 31, 2018 in the amount of $336,727. We did not amortize a similar amount during the three months ended March 31, 2017. A further discussion as to the changes in research and development expense and selling, general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the three months ended March 31, 2018, was $425,845, compared to research and development expense of $431,824 for the three months ended March 31, 2017; representing a decrease of $5,979. This minimal decrease was mostly due to our clinical trials winding down, resulting in less consulting, travel, payroll allocation and clinical costs. This was offset by a substantial increase is our amortization of stock-based compensation during 2018. We would expect our research and development costs to remain relatively constant for the remainder of 2018.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2018 was $1,084,130 compared to selling, general and administrative of $480,452 for the three months ended March 31, 2017; representing an increase of $603,678. This significant increase was due to the following events:

●	In anticipation of having our common stock listed on a stock exchange, we incurred significant travel, legal, professional and consulting expense during the three months ended March 31, 2018. These costs primarily relate to investor relations, public relations, company awareness and indirect costs incurred as we concluded the offering process; however, in February 2018, we elected to terminate our relationship with our underwriters and postponed the offering. There were significant one-time consulting and professional costs. We do not anticipate these types of costs to be as significant for the remainder of 2018, unless we re-commence a registered offering or engage in another material, strategic transaction. During the three months ended March 31, 2017, our capital raise did not require the travel and professional fees our current offering required.

●

We had an increase in our payroll expense in the administrative area. In anticipation of potentially having our common stock listed on a stock exchange, we hired a CFO, controller, Director of Marketing and various administrative personnel. We made it a priority to enhance our accounting, investor relations, public relations and marketing personnel, as these individuals play a critical role in our maintaining compliance with Securities and Exchange Commission and exchange listing requirements. During 2017, in addition to a portion of time spent on both administrative activities and research and development, our CEO focused on working with the Company's broker to raise equity funding. During 2018, our CEO’s time was spent solely on administrative activities including the raising of debt and equity funding.

●	We had an increase in our expenses related to our Board of Directors (our “Board”). From August 2017 through March 2018, the Board’s Compensation Committee approved the issuance of 53,438 options to Directors of the Company at exercise prices ranging from $8.00 to $10.00. We recognized approximately $30,000 in stock-based compensation expense during the three months ended March 31, 2018. We accrued cash director fees of $105,500 at March 31, 2018. Subsequent to March 31, 2018, our Board elected to receive options rather than cash for director fees incurred during the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. We incurred none of these Board of Director costs during the three months ended March 31, 2017.

●	We incurred a stock-based compensation expense of approximately $390,000 during the three months ended March 31, 2018, related to options granted to our significant employees from August through November 2017. We had no similar expense during the three months ended March 31, 2017.

Other Expense. Other expense for the three months ended March 31, 2018 was $46,453 as compared to $49,904 for the three months ended March 31, 2017 representing a decrease of $3,451. This decrease was mostly due to the decrease in interest expense associated with several convertible debentures being converted during the three months ended March 31, 2017. However, during the three months ended March 31, 2018, we issued convertible promissory notes and incurred both interest and the amortization of discount expense which offsets the decrease in interest expense associated with the conversion of the debentures during the three months ended March 31, 2017. The convertible promissory notes issued during 2018 will have both accrued interest and the amortization of a debt discount throughout 2018 and 2019. If the promissory notes are converted, the unamortized discount will be immediately charged against interest.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017

Cash	$2,101,553	$636,639

Current assets	2,445,106	971,884
Current liabilities	(516,958)	(321,320)

Working capital	$1,928,148	$650,564

We need additional capital to continue our operations whether or not we obtain FDA approval to market our ProLung Test. During the three months ended March 31, 2018 we issued $2,667,750 in convertible notes. If we obtain FDA clearance to market the ProLung Test, we expect our need for capital will expand. We expect that in order to raise such capital we will be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	our completion of our current clinical study and the extent to which the results are positive;

●	our ability to obtain regulatory approval in markets outside of Europe, including in the US;

●	our ability to successfully commercialize our ProLung Test, ProLung System, and related products and the market acceptance of these products;

●	the timing of our orders, if any, and the pricing and payment terms of those orders;

●	our ability to secure reimbursement for our ProLung Test by Medicaid, Medicare and private third-party payors;

●	our ability to establish and maintain collaborative arrangements with distributors for the development and commercialization of certain product opportunities;

●	the cost of manufacturing and production scale-up;

●	our financial results;

●	the cost and availability of capital generally; and

●	the occurrence of unexpected adverse expenses or events.

Notes Payable

In March 2018, we began issuing 8% convertible promissory notes (the “convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. Through March 31, 2018, we have issued $2,667,750 in convertible promissory notes, and subsequent to March 31, 2018, we received an additional $315,000 in proceeds related to the convertible promissory notes. We have suspended this offering but may re-commence the offering, or commence a different debt or equity offering, in the future.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017

Operating activities	$(1,052,936)	$(1,105,942)
Investing activities	-	(8,908)
Financing activities	2,517,850	2,634,951

Net increase in cash	$1,464,914	$1,520,101

Operating Activities

For the three months ended March 31, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $443,802 for stock-based compensation, amortization of debt discount and depreciation.

For the three months ended March 31, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $98,200 for stock-based compensation and depreciation.

Investing Activities

During the three months ended March 31, 2018, the Company had no activities classified as investing activities. During the three months ended March 31, 2017, the Company purchased fixed assets for the office and production facilities of $8,908.

Financing Activities

During the three months ended March 31, 2018, cash flows from financing activities totaled $2,517,850. The cash flows were related to proceeds received from the issuance of convertible notes net of loan costs paid.

During the three months ended March 31, 2017, cash flows from financing activities totaled $2,634,951. These cash flows were related to proceeds of $2,982,451, net of offering costs, received from the common stock and warrant offering that was ongoing during the three months ended March 31, 2017. This was partially offset by payments totaling $265,500, $50,000, and $32,000 applied to debenture, third-party, and related-party debts respectively.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Quarterly Annual Report on Form 10-Q the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

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

Convertible Debt – The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments is recognized as a discount equal to the intrinsic value of the conversion features, which is also recorded as an increase to additional paid-in capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2018 that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result the following material weakness in our internal controls and procedures existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. In addition, there were lapses in the Company’s expense documentation and related controls.

In order to mitigate these material weaknesses to the fullest extent possible we have increased both the number and the experience level of our accounting staff. Furthermore, regular meetings are held with the audit committee and the audit committee approves all audit functions. If at any time, we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported, on March 31, 2018, the Company commenced an offering of up to $3,000,000 in 8% Convertible Notes (the “Notes”). The terms of such Notes and the offering are described in Item 9B of our 2017 Form 10-K. In the 2017 Form 10-K, we reported having sold $2,982,750 under this offering as of May 21, 2018.

The offer and sale of the Notes, and shares of common stock issuable upon conversion of the Note (the “Conversion Shares”) have been effected in reliance upon the exemptions for sales of securities set forth in Rule 506(c) under the Securities Act, based upon the following: (a) we have confirmed in a manner consistent with the requirements of Rule 506(c) that each investor is an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, (b) each investor has represented to us that the investor has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) the investors have been provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors have acknowledge that all Notes and Conversion Shares being purchased are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) there are restrictions on transfer on the Notes, and any Conversion Shares are subject to restrictions and a legend, providing that the respective security can be transferred only if subsequently registered under the Securities Act or in a transaction exempt from registration under the Securities Act; and (f) a Form D has been filed with respect to the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated October 10, 2017(1)
3.2	Amended and Restated By-Laws(1)
4.1	Form of Warrant issuable to Placement Agent*
10.1	Placement Agent Agreement dated February 27, 2018 with Weild Capital(2)
10.2	Form of 8% Convertible Promissory Note issued beginning March 1, 2018(2)
10.3	Offer Letter with Neil Berkley*
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.

(2) Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 17, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLUNG, Inc.

May 21, 2018	By:	/s/ Steven C. Eror
Date		Steven C. Eror,
Chief Executive Officer and President (Principal Executive Officer)

May 21, 2018	By:	/s/ Mark V. Anderson
Date		Mark V. Anderson
Chief Accounting Officer (Principal Financial Officer)

