Form 10-Q
period 2018-06-30
PROLUNG INC
filed 2018-08-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to__________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ]. No [X].

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]. No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 14, 2018, the issuer had 3,861,848 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash	$1,413,150	$636,639
Prepaid expenses	35,299	31,844
Deferred offering costs	-	303,401
Total Current Assets	1,448,449	971,884

Inventory, noncurrent	262,587	255,637
Property and equipment, net of accumulated depreciation	60,661	81,378
Intangible assets, net of accumulated amortization	151,395	156,176

Total Assets	$1,923,092	$1,465,075

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$231,786	$295,918
Accrued liabilities	110,429	25,402
Total Current Liabilities	342,215	321,320

Long-Term Liabilities
Notes payable, net of discount	3,270,421	1,206,931
Total Long-Term Liabilities	3,270,421	1,206,931

Total Liabilities	3,612,636	1,528,251

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,848 shares issued and outstanding	3,862	3,862
Additional paid-in capital	23,116,846	21,387,907
Accumulated deficit	(24,810,252)	(21,454,945)
Total Stockholders’ Deficit	(1,689,544)	(63,176)

Total Liabilities and Stockholders’ Deficit	$1,923,092	$1,465,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	685,971	329,393	1,111,816	761,217
Selling, general and administrative expense	596,161	943,506	1,680,291	1,423,958
Total operating expenses	1,282,132	1,272,899	2,792,107	2,185,175
Loss from operations	(1,282,132)	(1,272,899)	(2,792,107)	(2,185,175)
Other income (expense):
Write-off of deferred offering costs	(303,401)	-	(303,401)	-
Interest expense	(213,346)	(4,632)	(259,799)	(54,536)
Net loss	$(1,798,879)	$(1,277,531)	$(3,355,307)	$(2,239,711)

Basic and diluted loss per share	$(0.47)	$(0.36)	$(0.87)	$(0.67)

Weighted-average common shares outstanding, basic and diluted	3,861,848	3,534,069	3,861,848	3,356,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,355,307)	$(2,239,711)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	20,252	17,068
(Gain) loss on sale of equipment	(3,294)	690
Amortization of loan discount	142,319	-
Stock-based compensation	989,635	123,860
Write-off of deferred offering costs	303,401	-
Change in assets and liabilities:
Inventory	(6,950)	24,919
Prepaid expenses	(3,455)	(30,295)
Accounts payable	(64,132)	(280,397)
Accrued liabilities	85,027	(34,953)
Net cash flows from operating activities	(1,892,504)	(2,418,819)

Cash flows from investing activities:
Proceeds from sale of equipment	8,540	394
Payments for equipment	-	(11,423)
Net cash flows from investing activities	8,540	(11,029)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	6,531,567
Payment for loan and stock offering costs	(322,275)	(840,218)
Payment on notes payable	-	(285,389)
Proceeds from notes payable	2,982,750	-
Proceeds from related party notes payable	-	35,000
Payment on related party notes payable	-	(85,000)
Net cash flows from financing activities	2,660,475	5,355,960

Net increase in cash	776,511	2,926,112
Cash at beginning of period	636,639	28,922
Cash at end of period	$1,413,150	$2,955,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,277	$146,636
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$463,983	$-
Warrants issued to placement agent	$275,321	$-
Conversion of convertible debt and interest	$-	$1,238,383
Conversion of related party debt and interest	$-	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing products, seeking clearance by the U.S. Food and Drug Administration (the “FDA”) for its product, developing markets, securing strategic alliances and obtaining financing.

Principles of Consolidation

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying condensed consolidated financial statements from the date of its formation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results to be expected for the year ending December 31, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations. The Company will not reach its planned level of operations in the United States until it receives FDA approval, if ever. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company’s focus and use of funds during 2017 and the first six months of 2018 has been on obtaining FDA approval and building an infrastructure to launch the United States market. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations. See Note 4 for funds raised from a convertible note offering. However, there can be no assurance the Company will raise sufficient funds and be successful in raising sufficient funds to continue as a going concern.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2018, and 2017, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2018	2017
Warrants to purchase shares	1,231,559	1,204,326
Stock options	371,732	-
Convertible notes	685,349	201,155

Convertible Debt

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments is recognized equal to the intrinsic value of the conversion features which is credited to additional paid-in capital.

Reclassifications

We made certain minor reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or stockholders’ equity.

Adoption of New Accounting Policies

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. The Company adopted this guidance in the first quarter of 2018 but has not historically had restricted cash resulting in no impact to previously reported periods.

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

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 and based on the Company’s one lease agreement, does not anticipate a material impact to the condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II). Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within current account guidance with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company has not had any instruments that meet the criteria for Part I, but could issue such instruments in the future; therefore, the Company is currently evaluating the impact that the adoption of the standard could have on its future condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018; Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its condensed consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Raw materials	$73,415	$66,417
Work in progress	13,340	12,465
Finished goods	175,832	176,755

Total inventory	262,587	255,637
Less: carrying value of inventory not
deemed to be a current asset	262,587	255,637

Inventory, included in current assets	$-	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Accrued interest	$67,483	$-
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	25,073	7,529

Total accrued liabilities	$110,429	$25,402

Note 4 –Notes Payable

2018 Transactions

In March 2018, the Company began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of the Company’s common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share.

During the six months ended June 30, 2018, the Company issued $2,982,750 in convertible promissory notes and accrued interest totaling $67,483 which would be convertible into 484,192 shares of common stock (473,467 shares for principal and 10,725 shares for interest).

On the date the convertible notes were issued, the fair value of the Company’s stock was estimated to be $7.28 per share which was greater than the conversion rate of $6.30. The $0.98 per share difference is considered a beneficial conversion feature. The beneficial conversion feature related to the convertible notes was $463,983. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company utilized a placement agent in connection with the offering which entitled them to a cash commission of 10% of the convertible notes issued, $25,000 for non-accountable expenses and warrants to purchase 10% of the potential conversion shares of stock associated with the principal portion of convertible notes issued by the Company (47,186 warrants). Pursuant to this agreement, the Company incurred cash commission fees to the placement agent of $322,275. The value of the 47,186 warrants was $275,321 ($5.83 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Exercise price	$7.29
Expected volatility	160%
Expected dividends	n/a
Risk-free interest rate	2.35%

The $597,596 in loan costs incurred was added to the $463,983 beneficial conversion feature creating a debt discount (“discount”) of $1,061,579. The accompanying condensed consolidated balance sheet reflects the convertible notes net of the discount. The discount will be amortized as a component of interest expense over the term of the convertible notes. During the three and six months ended June 30, 2018, the Company recognized interest expense of $129,046 and $142,319 related to the amortization of the beneficial conversion feature and loan costs. As of June 30, 2018, the unamortized balance of the beneficial conversion feature and loan costs is $919,260.

2017 Transactions

During the six months ended June 30, 2017, convertible debentures were converted or repaid as follows: The Company repaid $164,000 in principal along with $25,700 in related interest and holders of debentures elected to convert $991,550 in principal along with $146,833 in related interest at a rate of $5.20 per share. Prior to June 30, 2017, the Company sent payments to several holders of the convertible debentures to pay off their principal and interest. The Company received notification from four of these note holders that they wanted to convert the balance of their debentures and the related interest into shares of the Company stock. These note holders returned the Company’s payment and the Company reinstated the $101,500 of principal and $15,906 of accrued interest as liabilities. The Company issued 22,580 shares of stock to convert the principal and accrued interest at a rate of $5.20 per share in August 2017.

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

During the six months ended June 30, 2017, $105,000 of related-party notes were repaid along with interest and fees of $5,000. The Company repaid $50,000 in cash, and the individual elected to convert the remaining $60,000 into 5,000 shares of common stock, and 5,000 warrants to purchase stock, at a price of $12 per share. During the six months ended June 30, 2017, the same individual made a short-term advance of $35,000 that did not bear interest which was repaid during the six months ended June 30, 2017.

During the six months ended June 30, 2017, $32,000 of principal along with $1,185 of related accrued interest for a third-party note was repaid with cash.

Notes payable are summarized as follows:

	June 30, 2018	December 31, 2017
Convertible notes payable net of $919,260 in discount and loan costs; unsecured; interest at 8.00%; due March through May 2020	$2,063,490	$-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Notes payable	$3,270,421	$1,206,931

Note 5 – Common Stock

Public Offering of Common Stock of the Company

During 2017 through February 2018, the Company filed a Registration Statement and subsequent amendments on Form S-1 (the “Registration Statement”). The Registration Statement related to a potential public offering of the Company’s common stock. There was no assurance that any shares would be offered and sold pursuant to such Registration Statement. Through February 2018, the Company incurred cash offering costs totaling $303,401 which were to be offset against the proceeds received if such offering was completed. In February 2018, the Board suspended the offering, and in June 2018, the Board decided not to pursue the public offering in the near future and the Company wrote-off the deferred offering costs to expense.

Private Placement of Common Stock of the Company

During 2016 and through May 2017, the Company issued equity under a private placement agreement. The Company engaged two separate placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these agreements, the Company had incurred commission fees to the placement agents of $826,146 together with 67,326 shares of common stock as of June 30, 2017. For the six months ended June 30, 2017, the Company received subscriptions for $6,531,567 and paid $664,452 of cash offering costs. As of June 30, 2017, the total adjusted maximum offering amount of $8.2 million was subscribed for and the offering was closed.

Common Stock Issued for Conversion of Convertible Notes and Debentures

During the six months ended June 30, 2017 the following conversions occurred:

●	$991,550 of convertible debentures and $146,833 of accrued interest was converted at $5.20 per share into 218,919 shares of common stock;

●	As partial settlement of a note payable to a relative of an Executive Officer $100,000 was converted at $12.00 per share into 8,334 shares of common stock;

●	As partial settlement of a related party note, $55,000 of principal and $5,000 of interest was converted at $12.00 per share into 5,000 shares of common stock.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

During the six months ended June 30, 2017, the Company issued 6,250 shares of common stock with a total value of $53,500 to certain Board members and consultants for services rendered.

Total stock-based compensation expense from all sources for the three and six months ended June 30, 2018 and 2017, including stock-based compensation for the options and warrants discussed in Note 6 and Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Research and development expense	$296,394	$-	$480,625	$-
Selling, general and administrative expense	273,056	34,379	509,010	123,860

Total share-based compensation	$569,450	$34,379	$989,635	$123,860

Note 6 – Common Stock Options

Equity Incentive Plan

In July 2017, the shareholders approved the ProLung, Inc. Stock Incentive Plan (the “Plan”). The Plan authorizes the Board’s Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers and employees and non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary of the Company.

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

Board and Key Employee Option Grants

In March 2018, the Board’s compensation committee approved the issuance of 938 options to a new director of the Company at an exercise price of $8 per option. One third of the options vest immediately with the remaining two thirds vesting at June 30, 2018. The fair value of these options was $6.18 per option or $5,794 and will be expensed over the relative vesting period.

In May 2018, as part of a bonus agreement the Board approved the issuance of 30,000 options to our Chief Medical Officer with an exercise price of $8 per option. These options vested upon issuance. The fair value of these options was $6.28 per option or $188,289 and was expensed upon issuance.

At a Board meeting in May 2018, the Board approved the issuance of stock options as payment for their 2018 Board fees in lieu of cash which included the first quarter accrual of $105,500. The Company issued 50,016 options to these Board members with one third vesting immediately, one third vesting on June 30, 2018 and the remaining one third vesting on September 30, 2018. The fair value of these options was $6.07 per option or $303,696 and will be expensed over the relative vesting period.

During the six months ended June 30, 2018, certain employees separated from the Company and several directors resigned resulting in 48,893 options being forfeited and $140,303 of future expense being eliminated.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.06 Years
Exercise price	$8.00
Expected volatility	125%
Expected dividends	None
Risk-free interest rate	2.81%

The Company recorded an expense of $485,086 and $821,813 for the three and six months ended June 30, 2018, respectively, related to the amortization of options issued under the Plan. The remaining unrecognized expense of $394,551 will be recognized through September 30, 2019 with a weighted average term of 1.0 years.

CEO Stock Option Incentive

The Company granted the Company’s former CEO stock option incentives related to FDA approval. The stock option shall expire 10-years after the grant date and shall vest with respect to a number of options of Common Stock upon the receipt of FDA marketing authorization (as defined below), with such number of options to be as follows:

●	112,500 options if FDA marketing authorization is obtained after January 1, 2018 and on or before July 1, 2018;

●	75,000 options if FDA marketing authorization is obtained after July 1, 2018 and on or before January 1, 2019;

●	37,500 options if FDA marketing authorization is obtained after January 1, 2019 and on or before January 1, 2020.

The Company considered these options to be performance based with August 9, 2017 the grant date. Solely for accounting purposes, the Company estimated the conditions for vesting will be met between July and December 2018. Based on this estimate, management also believes the most probable number of options to be issued will be 75,000, less a pro-rata reduction due to the CEO’ separation from the Company. The resulting expense of $472,000 has been and will be amortized over the estimated service period which will be the grant date through December 31, 2018. The Company recognized $84,385 and $167,843 of expense for the three and six months ended June 30, 2018, respectively. The remaining $170,625 is being recognized through December 31, 2018, less a pro-rata reduction due to the CEO’s separation from the Company.

As of June 30, 2018, there are currently 139,661 options available for issuance under the Plan.

A summary of option activity for the six months ended June 30, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2017	331,000	$8.05	10.0 years	$-
Issued	80,954	$8.00
Exercised	-
Forfeited/Expired	(48,893)	$8.00
Outstanding at June 30, 2018	363,061	$8.05	8.76 years	$-
Vested at June 30, 2018	165,721	$8.11	7.68 years	$-

Note 7 – Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2017	1,184,998	$9.16	1.9 years	$1,160,404
Issued	47,186	$7.29
Exercised	-
Expired/Forfeited	(625)	$0.01
Outstanding at June 30, 2018	1,231,559	$9.02	1.4 years	$1,155,860

The intrinsic value at June 30, 2018 is calculated at $7.28 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company issued shares of common stock for cash.

The Company recognized $35,446 and $70,360 as share-based compensation related to the vesting of warrant shares for the three and six months ended June 30, 2017, respectively.

Note 8 – Subsequent Events

The Company evaluated all subsequent events that occurred after the balance sheet date through August 14, 2018 the date its financial statements were available to be issued and concluded there were no additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

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

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	we are a development stage company with limited revenue and no assurance of earning significant revenue over the long term;

●	our future success may be dependent upon additional financings to fund our operations, particularly if we obtain approval from the U.S. Food and Drug Administration (the “FDA”) to market our non-invasive lung cancer risk stratification test (the “ProLung Test”), if we fail to obtain such capital, which may become more difficult if we do not receive FDA approval, we may be unable to continue as a going concern;

●	our clinical studies may produce unfavorable results which could prevent or delay us from obtaining FDA and other regulatory approvals;

●	we must obtain regulatory approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets;

●	if we obtain FDA approval, we will be subject to Medical Device Reporting, or MDR, requirements, which may lead to inquiries, injunctions or liabilities;

●	we offer and sell a single testing product;

●	we may eventually want to expand the ProLung Test to other cancer targets. ProLung does not have clinical data suggesting that the ProLung Test is effective in other cancers and the ProLung Test may not be effective in other cancers;

●	we are a small company and may be unable to compete with competitive technologies;

●	we may be unable to protect our intellectual property rights, which are important to the potential value of our products and company;

●	we may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others;

●	although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products;

●	there is no guarantee that FDA approval will lead to the ProLung Test being approved by payors for reimbursement;

●	our ProLung Test may produce false positive and false negative results; and

●	other factors discussed in our 2017 Form 10-K.

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

ProLung’s bioconductance technology is a “mass averaging” bioconductance device that has shown utility in studies to evaluate the risk of lung cancer in patients with lesions of the lung in well-controlled clinical trials. The novel “mass averaging” bioconductance technology of the Company refers to the simultaneous consideration of multiple measurement pathways.

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

In the United States, ProLung applied for marketing approval under Section 510(k) from the FDA. In February 2015, we received a letter from the FDA identifying a number of issues, questions, and concerns in our application, including the risk classification of the test, the study design and study analysis along with what we consider other less important questions. In subsequent meetings with the FDA, ProLung succeeded in reducing the number of concerns and was asked to complete an additional study. We must complete the requested clinical research and resubmit the application with the results of the requested study and resolve or negotiate the removal of the remaining issues previously identified by the FDA as well as address possible issues to be identified in the future. Unless and until we obtain FDA approval, we are not permitted to market or sell our ProLung Test in the United States.

From inception to date, we have generated limited revenues. During the year ended December 31, 2014, we commenced selling the ProLung Test to customers in the European Union but generated no revenue in the European Union in the periods covered by this Report.

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

We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and are subject to reduced public company reporting requirements.

Subsequent Event

On August 10th, we received preliminary comments from the FDA in conjunction with our scheduled pre-submission meeting on August 16th. Based on the nature of the comments and discussions with the FDA we plan on re-scheduling our meeting for a future date in approximately 30 days.

On August 6, 2018, Steve C. Eror and certain other participants filed with the U.S. Securities and Exchange Commission a preliminary consent statement on Schedule 14A purporting to ask  the stockholders of the Company to (i) repeal any provision of the Bylaws not currently in effect, (ii) amend the Bylaws to provide that stockholders have the exclusive ability to fix the size of the Board and to increase the size of the Board to twelve directors, (iii) amend the Bylaws to provide that stockholders have the exclusive right to fill any vacancies on the Board and (iv) elect up to eight individuals proposed by Mr. Eror to the Board.  As a result, stockholders may have received, or may receive in the future, consent solicitation materials from Mr. Eror seeking their written consent to take these actions.

The Company intends to file with the SEC a preliminary consent revocation statement in connection with the consent solicitation being conducted by Mr. Eror, which will explain in detail the Board’s reasons for opposing Mr. Eror’ proposals.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Revenues and Cost of Revenue. During the three months ended June 30, 2018 and 2017 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the three months ended June 30, 2018 was $1,282,132 compared to the total operating expenses for the three months ended June 30, 2017 of $1,272,899, representing an increase of $9,233. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

During the three months ended June 30, 2017, we concluded our private placement which provided additional capital which enabled us to access various professionals and consultants for a future public offering, business development and administrative costs. In anticipation of marketing our product and completing a public offering, we hired additional personnel increasing our payroll costs. During the three months ended June 30, 2018, our focus has been completing our clinical trials and working toward FDA approval. In July 2017, our Board authorized the ProLung, Inc. Stock Incentive Plan (the “Plan”); whereby, we issued the Board, our former CEO and significant employee’s options which resulted in the amortization of the value of the options during the second half of 2017 and the three and six months ended June 30, 2018. This reflects a higher non-cash expense during the first half of 2018 which did not occur during the first half of 2017. The above issues resulted in a modest net increase in operating costs during the three months ended June 30, 2018. A further discussion as to the changes in research and development expense and selling, general and administrative expense is more fully discussed below.

Research and Development Expense. Research and development expense for the three months ended June 30, 2018, was $685,971, compared to research and development expense of $329,393 for the three months ended June 30, 2017; representing an increase of $356,578. This increase was due to our focus during the three months ended June 31, 2018 on obtaining FDA approval for the ProLung Test. A key component of doing this was the Board approving a new arrangement with our Chief Medical Officer resulting in a total additional expense of $308,307 which includes $188,307 of non-cash stock-based compensation. We also recorded $108,109 of stock-based compensation during 2018 to our employees classified as research and development employees in full or in part. We did not have this expense during the same period in 2017.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2018 was $596,161 compared to selling, general and administrative expense of $943,506 for the three months ended June 30, 2017; representing a decrease of $347,345. During the three months ended June 30, 2017, we commenced an offering of our common stock whereby we incurred significant up-front travel, legal, professional and consulting expense during the three months ended June 30, 2017. These costs primarily related to advisory fees, investor relations and brand awareness as we commenced the offering process and were not included as part of deferred offering costs. In February 2018, we elected to terminate our relationship with our underwriter and postponed the offering. As a result, we did not incur these costs during the three months ended June 30, 2018.

Other Expense. Other expense for the three months ended June 30, 2018 was $516,747 as compared to $4,632 for the three months ended June 30, 2017 representing an increase of $512,115. The increase in costs consists of the following:

Interest Expense – From March through May 2018, we issued approximately $3 million in 8% convertible promissory notes. The convertible notes were issued with a beneficial conversion feature and cash and equity loan costs. Under these new notes, we incurred both interest and the amortization of discount which we did not have during the three months ended June 30, 2017. These convertible notes mature two years from the date of issuance and we anticipate our interest expense will be consistent with the current quarter amount during the term of these notes. However, if the convertible note is converted, the unamortized discount will be immediately charged against interest.

Write-Off of Deferred Offering Costs – During 2017 and 2018, the Company filed a Registration Statement on Form S-1(as amended, the “Registration Statement”) related to a potential public offering of the Company’s common stock. There was no assurance that any shares would be offered and sold pursuant to such Registration Statement. Through February 2018, the Company incurred cash offering costs totaling $303,401 which were to be offset against the proceeds received if such offering was completed. In February 2018, the Board suspended the offering, and in June 2018, the Board decided not to pursue the public offering in the near future and the Company wrote-off the deferred offering costs to expense.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenues and Cost of Revenue. During the six months ended June 30, 2018 and 2017 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the six months ended June 30, 2018 were $2,792,107 compared to the total operating expenses for the six months ended June 30, 2017 of $2,185,175 representing an increase of $606,932. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expenses during the six months ended June 30, 2018, is primarily a result of stock-based compensation related to options issued under our Plan and our current focus of gaining FDA approval for the ProLung Test. No options were issued under the Plan during the six months ended June 30, 2017. A further discussion as to the changes in research and development expense and selling, general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the six months ended June 30, 2018, was $1,111,816, compared to research and development expense of $761,217 for the six months ended June 30, 2017; representing an increase of $350,599. This increase during 2018 was due to our focus on obtaining FDA approval for the ProLung Test. During the period our Board approved a new arrangement with our Chief Medical Officer resulting in a total additional expense of $308,307, which includes $188,307 of stock-based compensation. We also recorded $292,318 of stock-based compensation during 2018 to our employees classified as research and development employees in full or in part. We did not have this expense during the same period in 2017. This was offset by less travel and clinical costs during 2018, due to our on-site clinical trials winding down.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2018, was $1,680,291 compared to selling, general and administrative of $1,423,958 for the six months ended June 30, 2017; representing an increase of $256,333. This net increase was due to the following events:

●	We had an increase in our expenses related to our Board. In August 2017, March 2018 and May 2018, we issued options to our members of the Board. We recognized $159,888 in stock-based compensation expense during the six months ended June 30, 2018. We incurred none of these Board costs during the six months ended June 30, 2017.

●	We incurred $349,122 in stock-based compensation expense during the six months ended June 30, 2018, related to options granted to significant administrative employees and our former CEO from August through November 2017. Our stock-based compensation during 2017 of $123,860 was significantly lower and related to shares issued to consultants.

●	The above increases were offset by a decrease in expenses related to our decision not to further pursue our registered public offering. During the six months ended June 30, 2017, we commenced this offering and incurred significant up-front, legal, professional and consulting expense and travel through the six months ended June 30, 2017. These costs primarily related to advisory fees, investor relations and brand awareness as we commenced the offering process and were not included as part of deferred offering costs. In February 2018, we elected to terminate our relationship with our underwriter and postponed indefinitely the offering. As a result, we did not incur these costs from March 2018 through June 30, 2018.

Other Expense. Other expense for the six months ended June 30, 2018 was $563,200 as compared to $54,356 for the six months ended June 30, 2017 representing an increase of $508,664. The increase costs consist of the following:

Interest Expense – From March through May 2018, we issued about $3 million in 8% convertible promissory notes. The convertible notes were issued with a beneficial conversion feature and cash and equity loan costs. Under these new notes, we incurred both interest and the amortization of discount which we did not have during the six months ended June 30, 2017. These convertible notes mature two years from the date of issuance, and we anticipate our interest expense will be consistent with the current period amount during the term of these notes. However, if the convertible notes are converted, the unamortized discount will be immediately charged against interest.

Write-Off of Deferred Offering Costs – During 2017 and 2018, the Company filed the Registration Statement and numerous amendments. The Registration Statement related to a potential public offering of the Company’s common stock. There was no assurance that any shares would be offered and sold pursuant to such Registration Statement. Through February 2018, the Company incurred cash offering costs totaling $303,401 which were to be offset against the proceeds received if such offering was completed. In February 2018, the Board suspended the offering, and in June 2018, the Board decided not to pursue the public offering in the near future and the Company wrote-off the deferred offering costs to expense.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017

Cash	$1,413,150	$636,639

Current assets	1,448,449	971,884
Current liabilities	(342,215)	(321,320)

Working capital	$1,106,234	$650,564

We need additional capital to continue our operations. During the six months ended June 30, 2018 we issued $2,667,750 in convertible notes, net of loan fees paid. If we obtain FDA clearance to market the ProLung Test we expect that our need for capital will expand. We expect that in order to raise such capital we may be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	our ability to obtain regulatory approval for the marketing of the ProLung Test in markets outside of Europe, including in the US;

●	our ability to successfully commercialize our ProLung Test, ProLung System, and related products and the market acceptance of these products;

●	reimbursement for our ProLung Test by Medicaid, Medicare and private third-party payors;

●	the timing of our orders, if any, and the pricing and payment terms of those orders;

●	our ability to establish and maintain collaborative arrangements with distributors for the development and commercialization of certain product opportunities;

●	the cost of manufacturing and production scale-up;

●	our financial results;

●	the cost and availability of capital generally; and

●	the occurrence of unexpected adverse expenses or events.

Notes Payable

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. Through June 30, 2018, we have issued $2,982,750 in convertible promissory notes and paid loan fees of $322,275.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is as follows:

Operating Activities

	Six Months Ended June 30,
	2018	2017

Operating activities	$(1,892,504)	$(2,418,819)
Investing activities	8,540	(11,029)
Financing activities	2,660,475	5,355,960

Net increase in cash	$776,511	$2,926,112

For the six months ended June 30, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,452,313 for stock-based compensation, amortization of debt discount, depreciation and the write-off of deferred offering costs.

For the six months ended June 30, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $141,618 for stock-based compensation and depreciation.

Investing Activities

During the six months ended June 30, 2018 and 2017, the Company had only immaterial investing activities which were related to the buying or selling of equipment.

Financing Activities

During the six months ended June 30, 2018, cash flows from financing activities totaled $2,660,475. The cash flows were related to proceeds received from the issuance of convertible notes, net of loan costs paid.

During the six months ended June 30, 2017, cash flows from financing activities totaled $5,355,960. These cash flows were related to gross proceeds of $6,531,567 received from our private placement of common shares and warrants to acquire common shares. Such private placement concluded in the quarter ended June 30, 2017. This was partially offset by direct and deferred offering costs of $840,218. During the six months ended June 30, 2017, we made debenture payments, third party loan payments and related party payments of $164,000, $121,389 and $50,000, respectively. During the six months ended June 30, 2017, a related party advanced the Company $35,000 which was repaid during the same period.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Report on Form 10-Q the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. Management evaluates inventory for obsolescence based on expectations about future demand and marketability of products, and if necessary, reduces inventory to the lower of cost or market through the use of an inventory valuation account for obsolescence. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the condensed consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2018 that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result the following material weakness in our internal controls and procedures existed:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2018, the Company filed a complaint (the “Complaint”) in the District of Utah, Central Division (Case No. 2:18-cv-00613-EJF), against Steven C. Eror, former CEO and director, Todd Morgan, former Chairman of the Board, Michael Christensen, Weild & Co, LLC, United Shareholders of ProLung and John Does 1-250. The Complaint alleges that the defendants have been engaged in an unlawful proxy solicitation in violation of Section 14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by misleading statements and omissions, failed to report the formation of a group and its intent in violation of Section 13(d) under the Exchange Act, failed to file a report on Form 3 under Section 16 of the Exchange Act, infringed the trademarks of the Company and engage in unfair competition. The Complaint seeks declaratory relief, injunctive relief, damages and attorneys’ fees. The Company is in the process of serving the defendants and may amend the Complaint to reflect actions by the defendants subsequent to its filing.

Except as set forth above, we know of no existing or pending material legal proceedings to which the Company is a party nor of any proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLUNG, Inc.

August 14, 2018	By:	/s/ Michael A. Garff
Date		Michael A. Garff,
Interim Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ Mark V. Anderson
Date		Mark V. Anderson
Chief Accounting Officer (Principal Financial Officer)

