Form 10-Q
period 2018-09-30
PROLUNG INC
filed 2018-11-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2018, the issuer had 3,861,848 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash	$720,915	$636,639
Prepaid expenses	12,173	31,844
Deferred offering costs	-	303,401
Total Current Assets	733,088	971,884

Inventory, noncurrent	263,087	255,637
Property and equipment, net of accumulated depreciation	53,680	81,378
Intangible assets, net of accumulated amortization	149,005	156,176

Total Assets	$1,198,860	$1,465,075

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$216,660	$295,918
Accrued liabilities	228,511	25,402
Total Current Liabilities	445,171	321,320

Long-Term Liabilities
Notes payable, net of discount	3,402,860	1,206,931
Total Long-Term Liabilities	3,402,860	1,206,931

Total Liabilities	3,799,520	1,528,251

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,848 shares issued and outstanding	3,862	3,862
Additional paid-in capital	23,148,836	21,387,907
Accumulated deficit	(25,801,869)	(21,454,945)
Total Stockholders’ Deficit	(2,649,171)	(63,176)

Total Liabilities and Stockholders’ Deficit	$1,198,860	$1,465,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	412,951	274,407	1,524,767	1,034,934
Selling, general and administrative expense	361,876	1,067,502	2,042,167	2,472,940
Total operating expenses	774,827	1,341,909	3,566,934	3,507,874
Loss from operations	(774,827)	(1,341,909)	(3,566,934)	(3,507,874)
Other income (expense):
Write-off of deferred offering costs	-	-	(303,401)	-
Interest expense	(216,790)	(24,211)	(476,589)	(97,957)
Net loss	$(991,617)	$(1,366,120)	$(4,346,924)	$(3,605,831)

Basic and diluted loss per share	$(0.26)	$(0.35)	$(1.13)	$(1.02)

Weighted-average common shares outstanding, basic and diluted	3,861,848	3,849,791	3,861,848	3,522,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,346,924)	$(3,605,831)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	29,624	24,195
(Gain) loss on sale of equipment	(3,294)	690
Amortization of loan discount	274,758	-
Stock-based compensation	1,021,625	385,013
Write-off of deferred offering costs	303,401	-
Change in assets and liabilities:
Inventory	(7,450)	(22,906)
Prepaid expenses	19,671	(12,150)
Accounts payable	(79,258)	(163,520)
Accrued liabilities	203,109	(32,282)
Net cash flows from operating activities	(2,584,738)	(3,426,791)

Cash flows from investing activities:
Proceeds from sale of equipment	8,539	394
Payments for equipment	-	(19,842)
Net cash flows from investing activities	8,539	(19,448)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	6,531,567
Payment for loan and stock offering costs	(322,275)	(995,412)
Payment on notes payable and convertible debentures	-	(285,389)
Proceeds from notes payable	2,982,750	-
Proceeds from related party notes payable	-	35,000
Payment on related party notes payable	-	(85,000)
Net cash flows from financing activities	2,660,475	5,200,766

Net increase in cash	84,276	1,754,527
Cash at beginning of period	636,639	28,922
Cash at end of period	$720,915	$1,783,449

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,277	$169,623
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$463,983	$-
Warrants issued to placement agent	$275,321	$-
Conversion of convertible debt and interest	$-	$1,355,789
Conversion of related party debt and interest	$-	$60,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results to be expected for the year ending December 31, 2018.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations. The Company will not reach its planned level of operations in the United States until it receives FDA approval, if ever. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company’s focus and use of funds during 2017 and the first nine months of 2018 has been on obtaining FDA approval and building an infrastructure to launch the United States market. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2018, and 2017, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2018	2017
Warrants to purchase shares	1,231,559	1,205,623
Stock options	283,417	127,500
Convertible notes	698,919	201,155

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

In February 2016, the FASB issued ASU No. 2016-02: Leases. ASU 2016-02 requires companies to generally recognize on the balance sheet, operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 and based on the Company’s one lease agreement, does not anticipate a material impact to the condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018; Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently have any stock options to non-employees that have a vesting requirement. However, if the Company were to issue options to a non-employee with a vesting provision the implementation of this standard would provide a consistent expense over the service period of the non-employee.

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of the standard could have on its future condensed consolidated financial statements.

Note 2 – Inventory

Inventory principally consists of the cost of materials purchased and assembled. The cost of inventory also includes the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Inventory consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Raw materials	$73,415	$66,417
Work in progress	13,340	12,465
Finished goods	176,332	176,755

Total inventory	263,087	255,637
Less: carrying value of inventory not deemed to be a current asset	263,087	255,637

Inventory, included in current assets	$-	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Accrued interest	$151,770	$-
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	58,868	7,529

Total Accrued Liabilities	$228,511	$25,402

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

During the nine months ended September 30, 2018, the Company issued $2,982,750 in convertible promissory notes and accrued interest totaling $127,631 which would be convertible into 493,740 shares of common stock (473,467 shares for principal and 20,273 shares for interest).

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The $597,596 in loan costs incurred was added to the $463,983 beneficial conversion feature creating a debt discount (“discount”) of $1,061,579. The accompanying condensed consolidated balance sheet reflects the convertible notes net of the discount. The discount will be amortized as a component of interest expense over the term of the convertible notes. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $133,977 and $274,758 related to the amortization of the beneficial conversion feature and loan costs. As of September 30, 2018, the unamortized balance of the beneficial conversion feature and loan costs is $786,821.

2017 Transactions

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

During the nine months ended September 30, 2017, $105,000 of related-party notes were repaid along with interest and fees of $5,000. The Company repaid $50,000 in cash, and the individual elected to convert the remaining $60,000 into 5,000 shares of common stock, and 5,000 warrants to purchase stock, at a price of $12 per share. During the nine months ended September 30, 2017, the same individual made a short-term advance of $35,000 that did not bear interest which was repaid during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, $32,000 of principal along with $1,185 of related accrued interest for a third-party note was repaid with cash.

Notes payable are summarized as follows:

	September 30, 2018	December 31, 2017
Convertible notes payable net of $786,821 in discount and loan costs; unsecured; interest at 8.00%; due March through May 2020	$2,195,929	$-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Notes payable	$3,402,860	$1,206,931

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement of Common Stock of the Company

During 2016 and through May 2017, the Company issued equity under a private placement agreement. The Company engaged two separate placement agents during different time periods in connection with the offering, which placement agents were entitled to a cash commission of ten percent of the issuance price of the common stock sold in the offering, and one share of common stock of the Company for each ten shares of the Company’s common stock sold in the offering. Pursuant to these agreements, the Company had incurred commission fees to the placement agents of $826,146 together with 67,326 shares of common stock as of September 30, 2017. For the nine months ended September 30, 2017, the Company received subscriptions for $6,531,567 and paid $664,452 of cash offering costs. As of September 30, 2017, the total adjusted maximum offering amount of $8.2 million was subscribed for and the offering was closed.

Common Stock Issued for Conversion of Convertible Notes and Debentures

During the nine months ended September 30, 2017 the following conversions occurred:

●	$1,093,050 of convertible debentures and $162,739 of accrued interest was converted at $5.20 per share into 241,500 shares of common stock;

●	As partial settlement of a note payable to a relative of an Executive Officer, $100,000 was converted at $12.00 per share into 8,334 shares of common stock;

●	As partial settlement of a related party note, $55,000 of principal and $5,000 of interest was converted at $12.00 per share into 5,000 shares of common stock.

Common Stock Issued for Services

During the nine months ended September 30, 2017, the Company issued 6,250 shares of common stock with a total value of $53,500 to certain Board members and consultants for services rendered.

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2018 and 2017, including stock-based compensation for the options and warrants discussed in Note 6 and Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Research and development expense	$99,129	$-	$579,754	$-
Selling, general and administrative expense	(67,139)	261,153	441,871	385,013

Total share-based compensation	$31,990	$261,153	$1,021,625	$385,013

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At a Board meeting in May 2018, the Board approved the issuance of stock options as payment for their 2018 Board fees in lieu of cash which included the first quarter accrual of $105,500. The Company issued 50,016 options to these Board members with one third vesting immediately, one third vesting on June 30, 2018 and the remaining one third vesting on September 30, 2018. The fair value of these options was $6.07 per option or $303,696, were expensed over the relative vesting period and are fully vested at September 30, 2018

During the nine months ended September 30, 2018, certain employees separated from the Company and several directors resigned resulting in 48,893 options being forfeited and $140,303 of future expense being eliminated.

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.06 Years
Exercise price	$8.00
Expected volatility	125%
Expected dividends	None
Risk-free interest rate	2.81%

The Company recorded an expense of $227,262 and $1,049,054 for the three and nine months ended September 30, 2018, respectively, related to the amortization of options issued under the Plan. The remaining unrecognized expense of $162,488 will be recognized through September 30, 2019 with a weighted average term of 1.0 years.

CEO Stock Option Incentive

The Company granted the Company’s former CEO stock option incentives related to FDA approval. The stock option shall expire 10 years after the grant date and shall vest with respect to a number of options of Common Stock upon the receipt of FDA marketing authorization (as defined below), with such number of options to be as follows:

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company considered these options to be performance based with August 9, 2017 the grant date. Solely for accounting purposes, the Company originally estimated the conditions for vesting will be met between July and December 2018. Based on this estimate, management believed the most probable number of options to be issued would be 75,000, less a pro-rata reduction due to the CEO’s separation from the Company.

During the three months ended September 30, 2018, the Company concluded it was improbable that FDA marketing authorization would be obtained by December 31, 2018. The Company updated their estimate whereby the conditions for vesting will likely be met by December 31, 2019. Based on the December 31, 2019 estimate, the number of options decreased from 75,000 to 37,500 (less a pro-rata reduction due the CEO’s separation from the Company) and the resulting value from $472,000 to $223,000; as the service period was extended from December 31, 2018 to December 31, 2019. Through the date of the change in estimate, the Company had amortized $301,375 of compensation expense related to the original estimate. Based on the updated estimate the Company should have amortized $106,103 of compensation expense. As a result, the Company recognized a net reversal of compensation expense of $195,272 and $27,429 for the three and nine months ended September 30, 2018, respectively. The remaining $116,281 is being recognized through December 31, 2019, less a pro-rata reduction due to the CEO’s separation from the Company.

As of September 30, 2018, there are currently 178,293 options available for issuance under the Plan.

A summary of option activity for the nine months ended September 30, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2017	331,000	$8.05	10.0 years	$-
Issued	80,954	$8.00
Adjustment	(37,500)	$8.00
Forfeited/Expired	(91,037)	$8.00
Outstanding at September 30, 2018	283,417	$8.00	9.28 years	$-
Vested at September 30, 2018	195,198	$8.00	9.22 years	$-

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2017	1,184,998	$9.16	1.9 years	$1,160,404
Issued	47,186	$7.29
Exercised	-
Expired/Forfeited	(625)	$0.01
Outstanding at September 30, 2018	1,231,559	$9.02	1.1 years	$1,155,860

The intrinsic value at September 30, 2018 is calculated at $7.28 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Company has issued shares of common stock for cash.

The Company recognized $35,446 and $70,360 as share-based compensation related to the vesting of warrant shares for the three and nine months ended September 30, 2017, respectively.

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

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Revenues and Cost of Revenue. During the three months ended September 30, 2018 and 2017 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the three months ended September 30, 2018 were $774,827 compared to the total operating expenses for the three months ended September 30, 2017 of $1,341,909, representing a decrease of $567,082. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

During the first half of 2017, we concluded our private placement which provided additional capital which enabled us to access various professionals and consultants for a future public offering, business development and administrative costs. In anticipation of marketing our product and completing a public offering, we hired additional personnel increasing our payroll costs. During the three months ended September 30, 2018, our focus has been eliminating costs and gaining FDA approval. In July 2017, our Board authorized the ProLung, Inc. Stock Incentive Plan; whereby, we issued the Board, our former CEO and significant employees options which resulted in the amortization of the value of the options during the second half of 2017 and throughout 2018. In September 2018 certain estimates regarding our former CEO’s options were modified, resulting in a reversal of some compensation expense. The above issues resulted in a decrease year over year in operating costs during the three months ended September 30, 2018. A further discussion as to the changes in research and development expense and selling, general and administrative expense is more fully discussed below.

Research and Development Expense. Research and development expense for the three months ended September 30, 2018, was $412,951 compared to research and development expense of $274,407 for the three months ended September 30, 2017; representing an increase of $138,544. This increase was due to our focus during the three months ended September 31, 2018 on obtaining FDA approval for the ProLung Test. We also recorded $99,128 of stock-based compensation during 2018 to our employees classified as research and development employees in full or in part. We did not have this expense during the same period in 2017.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2018 was $361,876 compared to selling, general and administrative expense of $1,067,502 for the three months ended September 30, 2017; representing a decrease of $705,626. During the three months ended September 30, 2017, we commenced an offering of our common stock whereby we incurred significant up-front travel, legal, professional and consulting expense during the three months ended September 30, 2017. These costs primarily related to advisory fees, investor relations and brand awareness as we commenced the offering process and were not included as part of deferred offering costs. In February 2018, we elected to terminate our relationship with our underwriter and postponed the offering. As a result, we did not incur these costs during the three months ended September 30, 2018. Also, during the three months ended September 30, 2018 we updated our estimate of when our former CEO would vest in his stock options. As a result, we reversed previously recognized expense of $195,272 related to these options.

Interest Expense. Interest expense for the three months ended September 30, 2018 was $216,790 as compared to $24,211 for the three months ended September 30, 2017 representing an increase of $192,579. From March to May 2018, we issued approximately $3 million in 8% convertible promissory notes. The convertible notes were issued with a beneficial conversion feature and cash and equity loan costs. Under these new notes, we incurred both interest expense and the amortization of discount which we did not have during the three months ended September 30, 2017. These convertible notes mature two years from the date of issuance and we anticipate our interest expense will be consistent with the current quarter amount during the term of these notes. However, if the convertible note is converted, any unamortized discount will be immediately charged against interest.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Revenues and Cost of Revenue. During the nine months ended September 30, 2018 and 2017 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2018 were $3,566,934 compared to the total operating expenses for the nine months ended September 30, 2017 of $3,507,874 representing an increase of $59,060 Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expenses during the nine months ended September 30, 2018, is primarily a result of stock-based compensation related to options issued under our Stock Incentive Plan and our current focus of gaining FDA approval for the ProLung Test. A further discussion as to the changes in research and development expense and selling, general and administrative expense are more fully discussed below.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2018, was $1,524,767 compared to research and development expense of $1,034,934 for the nine months ended September 30, 2017; representing an increase of $489,833. This increase during 2018 was due to our focus on obtaining FDA approval for the ProLung Test. During the period we entered into an agreement with our Chief Medical Officer resulting in a total additional expense of $308,307, which includes $188,307 of stock-based compensation. We also recorded $391,446 of stock-based compensation during 2018 to our employees classified as research and development employees in full or in part. We did not have this expense during the same period in 2017. This was primarily offset by less travel and clinical costs during 2018, due to our on-site clinical trials winding down.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2018, was $2,042,167 compared to selling, general and administrative expense of $2,472,940 for the nine months ended September 30, 2017; representing a decrease of $430,773. During the nine months ended September 30, 2017, we commenced an offering of our common stock whereby we incurred significant up-front, legal, professional and consulting expense and travel through the nine months ended September 30, 2017. These costs primarily related to advisory fees, investor relations and brand awareness as we commenced the offering process and were not included as part of deferred offering costs. In February 2018, we elected to terminate our relationship with our underwriter and postponed indefinitely the offering. As a result, we did not incur these costs from March 2018 through September 30, 2018. Also, during the nine months ended September 30, 2018 we updated our estimate of when our former CEO would vest in his stock options. As a result, we reversed previously recognized expense of $195,272 related to these options.

Other Expense. Other expense for the nine months ended September 30, 2018 was $779,990 as compared to $97,957 for the nine months ended September 30, 2017 representing an increase of $682,033. The increase costs consist of the following:

Interest Expense – From March through May 2018, we issued approximately $3 million in 8% convertible promissory notes. The convertible notes were issued with a beneficial conversion feature and cash and equity loan costs. Under these new notes, we incurred both interest and the amortization of discount which we did not have during the nine months ended September 30, 2017. These convertible notes mature two years from the date of issuance, and we anticipate our interest expense will be consistent with the current period amount during the term of these notes. However, if the convertible notes are converted, any unamortized discount will be immediately charged against interest.

Write-Off of Deferred Offering Costs – During 2017 and 2018, the Company filed a Registration Statement and numerous amendments related to a potential public offering of the Company’s common stock. There was no assurance that any shares would be offered and sold pursuant to such Registration Statement. Through February 2018, the Company incurred cash offering costs totaling $303,401 which were to be offset against the proceeds received if such offering was completed. In February 2018, the Board suspended the offering, and in June 2018, the Board decided not to pursue the public offering in the near future and the Company wrote-off the deferred offering costs to expense.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017

Cash	$720,915	$636,639

Current assets	733,088	971,884
Current liabilities	(396,660)	(321,320)

Working capital	$336,428	$650,564

We need additional capital to continue our operations. During the nine months ended September 30, 2018 we issued $2,667,750 in convertible notes, net of loan fees paid. If we obtain FDA clearance to market the ProLung Test we expect that our need for capital will expand. We expect that in order to raise such capital we may be required to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

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

Notes Payable

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. If the Company completes a public offering of its common stock, the convertible promissory notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. Through September 30, 2018, we have issued $2,982,750 in convertible promissory notes and paid fees of $322,275 related to these notes.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 is as follows:

Operating Activities

	Nine Months Ended September 30,
	2018	2017

Operating activities	$(2,584,738)	$(3,426,791)
Investing activities	8,539	(19,448)
Financing activities	2,660,475	5,200,766

Net increase in cash	$84,276	$1,754,527

For the nine months ended September 30, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,626,114 for stock-based compensation, amortization of debt discount, depreciation and the write-off of deferred offering costs.

For the nine months ended September 30, 2017, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $409,898 for stock-based compensation and depreciation.

Investing Activities

During the nine months ended September 30, 2018 and 2017, the Company had only insignificant investing activities which were related to the buying or selling of equipment.

Financing Activities

During the nine months ended September 30, 2018, cash flows from financing activities totaled $2,660,475. The cash flows were related to proceeds received from the issuance of convertible notes, net of loan costs paid.

During the nine months ended September 30, 2017, cash flows from financing activities totaled $5,200,766. These cash flows were related to gross proceeds of $6,531,567 received from our private placement of common shares and warrants to acquire common shares. Such private placement concluded in the quarter ended September 30, 2017. This was partially offset by direct and deferred offering costs of $995,412. During the nine months ended September 30, 2017, we made debenture payments, third party loan payments and related party payments of $164,000, $121,389 and $50,000, respectively. During the nine months ended September 30, 2017, a related party advanced the Company $35,000 which was repaid during the same period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2018 that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result the following material weakness in our internal controls and procedures existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. In addition, there were lapses in the Company’s expense documentation and related controls.

In order to mitigate these material weaknesses the audit committee holds regular meetings whereby we determine whether a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2018, the Company filed a complaint (the “Complaint”) in the District of Utah, Central Division (Case No. 2:18-cv-00613-EJF), against Steven C. Eror, former CEO and director, Todd Morgan, former Chairman of the Board, Michael Christensen, Weild & Co, LLC, United Shareholders of ProLung and John Does 1-250. The Complaint alleges that the defendants have been engaged in an unlawful proxy solicitation in violation of Section 14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by misleading statements and omissions, failed to report the formation of a group and its intent in violation of Section 13(d) under the Exchange Act, failed to file a report on Form 3 under Section 16 of the Exchange Act, infringed the trademarks of the Company and engaged in unfair competition. The Complaint seeks declaratory relief, injunctive relief, damages and attorneys’ fees. On September 14, 2018, we filed an amended complaint to name additional defendants. The defendants have not filed an answer or response to the Amended Complaint, and have not filed counterclaims.

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

PROLUNG, Inc.

November 14, 2018	By:	/s/ Jared Bauer
Date		Jared Bauer
Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

