Form 10-Q
period 2019-03-31
PROLUNG INC
filed 2019-06-20
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 19, 2019, the issuer had 3,861,849 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$35,923	$249,286
Prepaid expenses	22,903	24,253
Total Current Assets	58,826	273,539

Property and equipment, net of accumulated depreciation	39,718	46,699
Intangible assets, net of accumulated amortization	144,224	146,614

Total Assets	$242,768	$466,852

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$247,104	$263,620
Accrued liabilities	339,163	243,733
Convertible notes payable - current, net	104,595	-
Total Current Liabilities	690,862	507,353

Long-Term Liabilities
Convertible notes payable, long-term, related party	150,000	-
Convertible notes payable, long-term, net	4,069,681	3,536,868
Total Long-Term Liabilities	4,219,681	3,536,868

Total Liabilities	4,910,543	4,044,221

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,849 shares issued and outstanding	3,862	3,862
Additional paid-in capital	25,630,730	25,582,996
Accumulated deficit	(30,302,367)	(29,164,227)
Total Stockholders’ Deficit	(4,667,775)	(3,577,369)

Total Liabilities and Stockholders’ Deficit	$242,768	$466,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	197,151	425,845
Selling, general and administrative expense	208,602	1,084,130
Total operating expenses	405,753	1,509,975
Loss from operations	(405,753)	(1,509,975)
Other income (expense):
Loss on debt estinguisment	(633,628)	-
Interest expense	(98,759)	(46,453)
Total other expense	(732,387)	(46,453)
Net loss	$(1,138,140)	$(1,556,428)

Basic and diluted loss per share	$(0.29)	$(0.40)

Weighted-average common shares outstanding, basic and diluted	3,861,849	3,861,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,138,140)	$(1,556,428)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	9,371	10,344
Stock-based compensation	47,734	420,185
Loss on debt extinguishment	633,628	-
Amortization of loan discount	3,780	13,273
Change in assets and liabilities:
Inventory	-	(10,765)
Prepaid expenses	1,350	(8,308)
Accounts payable	(16,516)	27,085
Accrued liabilities	95,430	51,678
Net cash flows from operating activities	(363,363)	(1,052,936)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Payment for placement of convertible notes payable	-	(149,900)
Proceeds from notes payable	150,000	2,667,750
Net cash flows from financing activities	150,000	2,517,850

Net increase (decrease) in cash	(213,363)	1,464,914
Cash at beginning of period	249,286	636,639
Cash at end of period	$35,923	$2,101,553
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$24,139
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$-	$414,983
Warrants issued to convertible debt placement agent	$-	$247,055
Accrual of loan costs and commissions	$-	$116,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	3,861,848	3,862	21,387,907	(21,454,945)	(63,176)

Stock-based compensation	-	-	420,185	-	420,185
Warrants issued to convertible debt placement agent	-	-	247,055	-	247,055
Beneficial conversion feature	-	-	414,983	-	414,983
Net loss	-	-	-	(1,556,428)	(1,556,428)
Balance, March 31, 2018	3,861,848	$3,862	$22,470,130	$(23,011,373)	$(537,381)

Balance, December 31, 2018	3,861,849	3,862	25,582,996	(29,164,227)	(3,577,369)

Stock-based compensation	-	-	47,734	-	47,734
Net loss	-	-	-	(1,138,140)	(1,138,140)
Balance, March 31, 2019	3,861,849	$3,862	$25,630,730	$(30,302,367)	$(4,667,775)

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 may not be indicative of the results to be expected for the year ending December 31, 2019.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2019, and 2018, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2019	2018
Warrants to purchase shares	1,225,934	1,227,809
Stock options	310,635	310,635
Convertible notes	853,044	698,919

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

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

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2019 and December 31, 2017:

	March 31,	December 31,
	2019	2018

Accrued interest	$282,758	$187,779
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	38,532	38,081

Accrued liabilities	$339,163	$243,733

Note 3 –Notes Payable

2019 Transactions

The Company received $150,000 in convertible notes from certain Board Members in March 2019. These notes are unsecured, bear interest at 8% and are convertible at $5.20 per share. The notes are due March 2022.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2018 Transactions

In March 2018, the Company began issuing 8% convertible promissory notes (the “convertible notes”). The convertible notes are unsecured. Principal and accrued interest were originally due two years from the date of issuance. The original terms of the convertible entitled the holder, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of the Company’s common stock at a conversion price of $6.30 per share. In January 2019, the Board proposed, and a majority of the note holders agreed, to a modification to the convertible notes by extending the maturity date to March 2022 and decreasing the conversion price to $5.20 per share which was deemed to be the fair value of the common stock on the date of the modification. Due to the significance of the change in conversion price $2,862,750 of notes payable were considered extinguished and reissued. The Company recognized a loss of $633,628 as a result of this deemed extinguishment.

At March 31, 2019, the Company has issued $4,339,681 in convertible promissory notes and had accrued interest totaling $282,758 which would be convertible into 853,044 shares of common stock (803,616 shares for principal and 49,428 for interest).

Notes payable are summarized as follows:

	March 31, 2019	December 31, 2018
Convertible notes payable net of $15,405 in discount and loan costs; unsecured; interest at 8.00%; due March 2020	$104,595	$2,329,937

Convertible notes payable; unsecured; interest at 8%; due March 2022	3,012,750	-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Notes payable, net	$4,324,276	$3,536,868

Less: current portion, net	(104,595)	-

Convertible notes payable - long term, net	$4,219,681	$3,536,868

Note 4 – Common Stock

Common Stock Issued for Services

Total stock-based compensation expense from all sources for the three months ended March 31, 2019 and 2018, including stock-based compensation for the options and warrants discussed in Note 5 and Note 6, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Research and development expense	$36,339	$184,231
Selling, general and administrative expense	11,395	235,954

Total share-based compensation	$47,734	$420,185

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Common Stock Options

A summary of option activity for the three months ended March 31, 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2018	310,635	$7.41	9.16 years
Issued	-	$-
Adjustment	-	$-
Forfeited/Expired	-	$-
Outstanding at March 31, 2019	310,635	$7.41	8.91 years	$-
Vested at March 31, 2019	276,823	$7.34	8.95 years	$-

The Company recorded an expense of $47,734 and $420,185 for the three months ended March 31, 2019 and 2018 related to the amortization of options issued under the plan. The remaining unrecognized expense of $43,277 will be recognized through September 30, 2019 with a weighted average term of 0.50 years.

Note 6 – Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2018	1,227,809	$5.21	3.4 years
Issued	-
Exercised	-
Expired/Forfeited	(1,875)	$4.00
Outstanding at March 31, 2019	1,225,934	$5.21	3.2 years	$172,332

The intrinsic value at March 31, 2019 is calculated at $5.20 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Board valued the convertible debt.

Note 7 – Subsequent Events

On April 15, 2019, the Board agreed to decrease the conversion rate of all convertible notes to $3.20 per share.

On April 23, 2019, the Utah Division of Securities (the “Division”) filed a Notice of Agency Action and an Order to Show Cause against the Company and certain current and former officers and board members. The Order to Show Cause makes numerous factual allegations against the Company and the former officers and board members. The Company has been accused of violating the Utah Securities Act by: 1) making improper comments relating to the Company’s fundraising efforts, 2) misrepresenting to investors the viability of the Company’s continuing operations considering the results of the PL-208 study, 3) by failing to disclose to investors the material consequences of the Division’s investigation into ProLung, 4) between 2012 to 2014 employed agents lacking required licensure in the securities industry in the State of Utah. The Division is seeking the following remedies from the Company: 1) cease and desist from engaging in any further conduct in violation of the Utah Securities Act, 2) being barred from associating with any broker-dealer or investment adviser licensed in Utah, and 3) pay the Division a fine, in an amount to be determined by the Utah Securities Commission after a hearing and 4) as applicable, pay restitution, disgorgement, and/or offer rescission directly to the investors, and other sanctions as determined by the Commission. The Company disputes the factual allegations and determinations of the Division and believe they have a good basis for contesting those allegations and determinations, and are preparing formal responses. The Company cannot estimate the eventual outcome of this situation.

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022.

The Company evaluated all subsequent events that occurred after the balance sheet date through June 18, 2019, the date its financial statements were available to be issued and concluded there were no additional events and transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) of ProLung, Inc. (the “Company”).

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

Revenues and Cost of Revenue. During the three months ended March 31, 2019 and March 31, 2018 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2019 was $405,753 compared to the total operating expenses for the three months ended March 31, 2018 of $1,509,975, representing a decrease of $1104222. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to us having a cash shortage and eliminating all unnecessary expenses. During the same period of 2018 we incurred significant costs related to fundraising, business development and administrative costs. Due to various resignations and reductions in force our amortization of stock based compensation was much higher in 2018 to 2019.

Research and Development Expense. Research and development expense for the three months ended March 31, 2019, was $197,151, compared to research and development expense of $425,845 for the three months ended March 31, 2018; representing a decrease of $228,694. This decrease was mostly due to our elimination of non-essential labor and other costs. Due to the decrease in employees we also experienced a decrease our amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2019 unless we receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2019 was $208,602 compared to selling, general and administrative of $1,084,130 for the three months ended March 31, 2018; representing a decrease of $875,528. This significant decrease was due to allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities. During the quarter ended March 31, 2018 we incurred significant travel, legal, professional and consulting expense related to investor relations, public relations, company awareness and indirect costs incurred as we concluded the public offering process. However, in February 2018, we elected to terminate our relationship with our underwriters and cancelled the offering.

Other Expense. Other expense for the three months ended March 31, 2019 was $732,387 as compared to $46,453 for the three months ended March 31, 2018 representing an increase of $685,934. This increase was primarily due to our loss on debt extinguishment. In January 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $633,628 loss on the extinguishment. The convertible promissory notes issued outstanding will have accrued interest throughout 2019.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Cash	$35,923	$249,286

Current assets	58,826	273,539
Current liabilities	(690,862)	(507,353)

Working (deficit) capital	$(632,036)	$(233,814)

We need additional capital to continue our operations. We issued $150,000 in convertible notes during the three months ended March 31, 2019. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018 is as follows:

	Year Ended March 31,
	2019	2018

Operating activities	$(363,363)	$(1,052,936)
Investing activities	-	-
Financing activities	150,000	2,517,850

Net increase (decrease) in cash	$(213,363)	$1,464,914

Operating Activities

For the three months ended March 31, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $694,513 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

For the three months ended March 31, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $443,802 for stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the three months ended March 31, 2019 and 2018, the Company had no activities classified as investing activities.

Financing Activities

During the three months ended March 31, 2019, cash flows from financing activities totaled $150,000. The cash flows were related to proceeds received from the issuance of convertible notes to current Board Members.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer concluded as of March 31, 2019 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company did not maintain effective disclosure controls and procedures as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. In order to mitigate these material weaknesses regular meetings are held with the audit committee and the audit committee approves all audit functions. If at any time, we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 2019, the Utah Division of Securities (the “Division”) filed a Notice of Agency Action and an Order to Show Cause before the Division of Securities of the Department of Commerce of the State of Utah against the Company, Jared Bauer, Clark Campbell, Tim Treu, Todd Morgan and Robert Raybould (the “Respondents”). The Order to Show Cause makes numerous factual allegations against the Respondents, including but not limited to the following topics:

●	The Company and Mr. Bauer violated the Utah Securities Act by making improper comments relating to ProLung’s fundraising efforts.

●	The Company and Mr. Bauer violated the Utah Securities Act by misrepresenting to investors the viability of ProLung’s continuing operations considering the results of the PL-208 study.

●	The Company and Mr. Bauer violated the Utah Securities Act by failing to disclose to investors the material consequences of the Division’s investigation into ProLung.

●	The Company between 2012 to 2014 violated the Utah Securities Act by improperly employing agents lacking required licensure in the securities industry in the State of Utah.

●	Mr. Campbell, Mr. Treu, Mr. Morgan and Mr. Raybould between 2012 to 2014 violated the Utah Securities Act by receiving compensation in connection with fundraising efforts while lacking required licensure in the securities industry in the State of Utah.

The Division is seeking the following remedies:

●	Respondents should be ordered to cease and desist from engaging in any further conduct in violation of the Utah Securities Act.

●	Respondents should be barred from associating with any broker-dealer or investment adviser licensed in Utah.

●	Respondents should be ordered to pay to the Division a fine, in an amount to be determined by the Utah Securities Commission after a hearing.

●	Respondents should be ordered to pay restitution, disgorgement, and/or offer rescission directly to the investors, and other sanctions as determined by the Commission.

The Respondents dispute the factual allegations and determinations of the Division, believe that they have a good basis for contesting those allegations and determinations, and are preparing formal responses. These formal responses will be filed in accordance with the scheduling dictates of the administrative action, the records of which are publicly available at: https://securities.utah.gov/database/

ITEM 1A. RISK FACTORS

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

PROLUNG, Inc.

June 19, 2019	By:	/s/ Jared Bauer
Date		Jared Bauer,

