Form 10-Q
period 2019-06-30
PROLUNG INC
filed 2020-03-04
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number: 000-54600

PROLUNG, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1922768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 W. 800 N., Suite 214
Salt Lake City, Utah	84103
(Address of principal executive offices)	(Zip Code)

(801) 736–0729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	None	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 24, 2020, the issuer had 3,999,044 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current Assets
Cash	$24,689	$249,286
Prepaid expenses	22,995	24,253
Total Current Assets	47,684	273,539

Property and equipment, net of accumulated depreciation	32,737	46,699
Intangible assets, net of accumulated amortization	146,834	146,614

Total Assets	$227,255	$466,852

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$320,774	$263,620
Accrued liabilities	466,385	243,733
Convertible notes payable - current, net	120,000	-
Total Current Liabilities	907,159	507,353

Long-Term Liabilities
Convertible notes payable, long-term, related party	450,000	-
Convertible notes payable, long-term, net	4,069,681	3,536,868
Total Long-Term Liabilities	4,519,681	3,536,868

Total Liabilities	5,426,840	4,044,221

Stockholders’ Deficit:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,849 shares issued and outstanding	3,862	3,862
Additional paid-in capital	25,787,232	25,582,996
Accumulated deficit	(30,990,679)	(29,164,227)
Total Stockholders’ Deficit	(5,199,585)	(3,577,369)

Total Liabilities and Stockholders’ Deficit	$227,255	$466,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	152,777	685,971	349,928	1,111,816
Selling, general and administrative expense	438,069	596,161	646,671	1,680,291
Total operating expenses	590,846	1,282,132	996,599	2,792,107
Loss from operations	(590,846)	(1,282,132)	(996,599)	(2,792,107)
Other income (expense):
Loss on debt extinguishment	(14,923)	-	(648,551)	-
Write-off of deferred offering costs	-	(303,401)	-	(303,401)
Interest expense	(82,543)	(213,346)	(181,302)	(259,799)
Total other expense	(97,466)	(516,747)	(829,853)	(563,200)
Net loss	$(688,312)	$(1,798,879)	$(1,826,452)	$(3,355,307)

Basic and diluted net loss per common share	$(0.18)	$(0.47)	$(0.47)	$(0.87)

Weighted-average common shares outstanding, basic and diluted	3,861,849	3,861,848	3,861,849	3,861,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,826,452)	$(3,355,307)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,742	20,252
(Gain) loss on sale of equipment	-	(3,294)
Stock-based compensation	204,236	989,635
Loss on debt extinguishment	648,551	-
Amortization of loan discount	4,261	142,319
Write-off of deferred offering costs	-	303,401
Change in assets and liabilities:
Inventory	-	(6,950)
Prepaid expenses	1,258	(3,455)
Accounts payable	57,155	(64,132)
Accrued liabilities	222,652	85,027
Net cash flows used in operating activities	(669,597)	(1,892,504)

Cash flows from investing activities:
Proceeds from sale of equipment	-	8,540
Payment for licensing rights	(5,000)	-
Net cash flows (used in) provided by investing activities	(5,000)	8,540

Cash flows from financing activities:
Payment for placement of convertible notes payable	-	(322,275)
Proceeds from notes payable - related party	300,000	-
Proceeds from notes payable	150,000	2,982,750
Net cash flows provided by financing activities	450,000	2,660,475

Net increase (decrease) in cash	(224,597)	776,511
Cash at beginning of period	249,286	636,639
Cash at end of period	$24,689	$1,413,150
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,277
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$-	$463,983
Warrants issued to convertible debt placement agent	$-	$275,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	3,861,848	3,862	21,387,907	(21,454,945)	(63,176)

Stock-based compensation	-	-	420,185	-	420,185
Warrants issued to convertible debt placement agent	-	-	247,055	-	247,055
Beneficial conversion feature	-	-	414,983	-	414,983
Net loss	-	-	-	(1,556,428)	(1,556,428)
Balance, March 31, 2018	3,861,848	$3,862	$22,470,130	$(23,011,373)	$(537,381)

Stock-based compensation	-	-	569,450	-	569,450
Warrants issued to convertible debt placement agent	-	-	28,266	-	28,266
Beneficial conversion feature	-	-	49,000	-	49,000
Net loss	-	-	-	(1,798,879)	(1,798,879)
Balance, June 30, 2018	3,861,848	$3,862	$23,116,846	$(24,810,252)	$(1,689,544)

Balance, December 31, 2018	3,861,849	3,862	25,582,996	(29,164,227)	(3,577,369)

Stock-based compensation	-	-	47,734	-	47,734
Net loss	-	-	-	(1,138,140)	(1,138,140)
Balance, March 31, 2019	3,861,849	$3,862	$25,630,730	$(30,302,367)	$(4,667,775)

Stock-based compensation	-	-	156,502	-	156,502
Net loss	-	-	-	(688,312)	(688,312)
Balance, June 30, 2019	3,861,849	$3,862	$25,787,232	$(30,990,679)	$(5,199,585)

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results to be expected for the year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives FDA approval, the Company will not achieve its planned level of operations in the United States. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. For the three and six months June 30, 2019, and 2018, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	June 30,
	2019	2018
Warrants to purchase shares	1,224,684	1,231,559
Stock options	490,635	371,732
Convertible notes	1,595,177	685,349

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. The Company entered into a three-year lease agreement in May 2019 and management is evaluating how the implementation of this standard will affect its 2020 balance sheet and operations.

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

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Accrued interest	$364,819	$187,779
Accrued settlement	55,000	-
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	28,693	38,081

Accrued liabilities	$466,385	$243,733

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As disclosed in Note 6, in January 2020 the Company settled with the Utah Division of Securities for $55,000. The Company was aware of this situation at June 30, 2019 and has accrued the settlement amount.

Note 3 –Convertible Notes Payable

2019 Transactions

The Company received $300,000 in convertible notes from certain current and former Board Members in during February and March 2019. During the first six months of 2019 the Company also received $150,000 in convertible notes from certain individuals. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. The notes are due March 2022. Since these notes had a conversion price that was not “in the money” upon issuance there was no BCF recorded.

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

On April 15, 2019, the Board agreed to decrease the conversion rate of certain convertible notes to $3.20 per share. Due to the significance of the change in conversion price $3,282,750 of notes payable were considered extinguished and reissued. The Company recognized an additional loss of $14,923 as a result of this deemed extinguishment. These modifications did not require recording a BCF.

Notes payable are summarized as follows:

	June 30,	December 31,
	2019	2018
$3.20 - Convertible notes payable net of $11,581 in discount and loan costs; unsecured; interest at 8.00%; due March 2020	$120,000	$2,329,937

$3.20 - Convertible notes payable; unsecured; interest at 8%; due March 2022 (amount includes $450,000 in amounts owed to related parties)	3,312,750	-

$6.00 - Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Notes payable, net	$4,639,681	$3,536,868

Less: current portion, net	(120,000)	-

Convertible notes payable - long term, net	$4,519,681	$3,536,868

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Common Stock

Common Stock Issued for Services

Total stock-based compensation expense from all sources for the three and six months ended June 30, 2019 and 2018, including stock-based compensation for the options and warrants discussed in Note 5 and Note 6, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Research and development expense	$18,321	$296,394	$54,660	$480,625
Selling, general and administrative expense	138,181	273,056	149,576	509,010

Total share-based compensation	$156,502	$569,450	$204,236	$989,635

Note 5 – Common Stock Options

Board and Employee Option Grants

In June 2019, the Board’s approved the issuance of 135,000 options to employees of the Company at an exercise price of $3.20 per option. These options vest monthly over one year. The fair value of these options was $2.90 per option or $392,192 and will be expensed over the relative vesting period.

In June 2019, the Board approved the issuance of 45,000 options to Board members for services rendered through June 30, 2019 an exercise price of $3.20 per option. These options vested upon issuance. The fair value of these options was $2.77 per option or $124,793 and was expensed upon grant.

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	6.1 years
Exercise price	$3.62
Expected volatility	133%
Expected dividends	n/a
Risk-free interest rate	1.96%

A summary of option activity for the six months ended June 30, 2019 is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2018	310,635	$7.41	9.16 years
Issued	180,000	$3.62
Adjustment	-	$-
Forfeited/Expired	-	$-
Outstanding at June 30, 2019	490,635	$6.02	9.12 years	$-
Vested at June 30, 2019	342,479	$7.01	8.82 years	$-

The remaining unrecognized expense of $398,195 will be recognized through June 30, 2020 with a weighted average term of 1.59 years.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2018	1,227,809	$5.21	3.4 years
Issued	-
Exercised	-
Expired/Forfeited	(3,125)	$4.00
Outstanding at June 30, 2019	1,224,684	$5.21	2.9 years	$-

The intrinsic value at June 30, 2019 is zero and is calculated at $3.20 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Board valued the convertible debt.

Note 7 – Commitments and Contingencies

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company had yet to inhabit the office as of June 30th and as a result no lease expense was incurred as it relates to this lease.

Utah Division of Securities

On April 23, 2019, the Utah Division of Securities (the “Division”) filed a Notice of Agency Action and an Order to Show Cause before the Division of Securities of the Department of Commerce of the State of Utah against the Company, Jared Bauer and former Board Members (Clark Campbell, Tim Treu, Todd Morgan and Robert Raybould).

In January 2020, the Division issued a Stipulation and Consent Order which set forth the following: 1) the Company agrees to settle the matter with the Division by way of the Stipulation and Consent Order; 2) the Stipulation and Consent Order fully resolves all claims the Division has against the Company pertaining to the Order to Show Cause; 3) the Division, ProLung and Bauer, agree to promptly file a stipulation and joint motion to dismiss ProLung and Bauer from this administrative action, with respect to Count 1 against ProLung and Bauer (the only claim brought against Bauer); 4) In or about April 2014, the Company Board of Directors circulated a consent agreement regarding the issuance of 582,102 (72,763 post-split) ProLung stock certificates to select members of the ProLung Board of Directors in connection with “financing services provided” by those members; 5) In or about April 2014, ProLung issued stock grants of 216,000 (27,000 post-split) shares to Robert W. Raybould, 16,350 (2,044 post-split) shares to Steve Eror, 63,750 (7,968 post-split) shares to Treu; 193,500 (24,118 post-split) shares to Campbell; and 97,500 (12,188 post-split) shares to Morgan; 6) Subsequent to issuance of those shares, ProLung was informed by counsel of potential consequences for Pro Lung employing unlicensed agents and individuals receiving the shares as compensation directly for sale of securities without a securities license, as opposed to receiving shares as compensation for generalized board service. Subsequently, no further shares were issued as compensation for fundraising. Mr. Eror returned his shares to the Company. However, Raybould, Treu, Campbell and Morgan did not return their shares to the Company. ProLung did not disclose the potential licensing violation until on or about December 3, 2018, in its Note Purchase Agreements.

As set forth by the Company in its Form 8-K dated November 27, 2019, Campbell, Treu, Morgan, and Raybould entered into Stipulation and Consent Orders wherein they returned shares of stock to the Company’s treasury and paid fines to the Division of Securities.

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division.

Note 8 – Subsequent Events

Subsequent to June 30, 2019, the Company has raised approximately $1.75M in convertible notes. These notes are convertible at $3.20 per share bear interest at 8% and mature in March 2022.

On July 29, 2019, the Company amended a License Agreement dated April 10, 2013 with ProLung China (unrelated party) whereby ProLung China will provide to the Company clinical trial data, know-how and improvements for use outside the greater China area, which includes full collaboration (i.e., protocols and methodologies). In consideration for such trial data and know-how, the Company will make cash payments to ProLung China of up to $575,000 and will issue to ProLung China up to 337,566 Company shares of common stock upon the completion of certain milestones. The Company has paid $100,000 and issued 208,540 shares related to this agreement.

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

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our ProLung Test™.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	ProLung tests may produce false positive and false negative results.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting.

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	ProLung clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We rely on an exclusive license maintained by the licensor, and if the licensor does not adequately defend the license our business may be harmed.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the ProLung Test under a different name in the EU to avoid the risk of infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	We are uncertain when or if full clinical results will be complete and when they will be submitted to the FDA.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	While we have completed the on-site procedures for the clinical trials, the statistical plan has not yet been reviewed by the FDA and will likely require up to three months for their review, but there can be no assurance of that timeline.

●	If we receive FDA approval of our statistical plan, of which there can be no assurance, we will then need to complete the analysis of the study results; we anticipate this will take one month, but can provide no assurance as to this timing.

●	There is no guarantee that FDA approval will lead to the ProLung Test being approved by payors for reimbursement.

●	Our ProLung Test may produce false positive and false negative results.

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

Overview

We are a medical technology company specializing in predictive analytic, early stage lung cancer risk testing, which we refer to as the “ProLung Test.” Our non-invasive, rapid and radiation-free ProLung Test was developed to assess the risk of malignancy in lung nodules found in the chest by a Computed Tomography (“CT”) scan, which is currently the primary method used for the early detection of lung cancer. As lung cancer is the leading cause of cancer death, early detection makes a substantial improvement in survival in a large population group. Timely identification of malignancy is essential for patients and their families. Currently, patients often wait from three months to three and one-half years to have the risk of malignancy assessed through periodic CT scan surveillance. Until malignancy is determined to be likely, invasive biopsy and treatment are significantly delayed. Current statistics reflect a 17% survival rate at five years for those diagnosed with lung cancer.

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

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Revenues and Cost of Revenue. During the three months ended June 30, 2019 and June 30, 2018 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended June 30, 2019 was $590,846 compared to the total operating expenses for the three months ended June 30, 2018 of $1,282,132, representing a decrease of $691,286. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to us having a cash shortage and eliminating all unnecessary expenses. During the same period of 2018, we incurred significant costs related to fundraising, business development and administrative costs. Due to various resignations and reductions in force our amortization of stock-based compensation was much higher in 2018 to 2019.

Research and Development Expense. Research and development expense for the three months ended June 30, 2019, was $152,777, compared to research and development expense of $685,971 for the three months ended June 30, 2018; representing a decrease of $533,194. This decrease was mostly due to our elimination of non-essential labor and other costs. Due to the decrease in employees we also experienced a decrease of our amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2019 unless we receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2019 was $438,069 compared to selling, general and administrative of $596,161 for the three months ended June 30, 2018; representing a decrease of $158,092. This significant decrease was due to allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities. During the quarter ended March 31, 2018 we incurred significant travel, legal, professional and consulting expense related to investor relations, public relations, company awareness and indirect costs incurred as we concluded the public offering process. However, in February 2018, we elected to terminate our relationship with our underwriters and cancelled the offering. This is slightly offset by the accruing the settlement with the Utah Division of Securities for $55,000

Other Expense. Other expense for the three months ended June 30, 2019 was $97,466 as compared to $516,747 for the three months ended June 30, 2018 representing an increase of $419,281. This decrease was primarily due to our write off of deferred offering costs and one-time loan costs incurred during April and May of 2018. Once we terminated our offering, we pursued debt funds rather than an equity offering. Also, the convertible promissory notes issued outstanding will have accrued interest throughout 2019.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Revenues and Cost of Revenue. During the six months ended June 30, 2019 and 2018 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the six months ended June 30, 2019 were $996,599 compared to the total operating expenses for the six months ended June 30, 2018 of $2,792,107 representing a decrease of $1,795,508. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to us having a cash shortage and eliminating all unnecessary expenses. During the same period of 2018, we incurred significant costs related to fundraising, business development and administrative costs. Due to various resignations and reductions in force our amortization of stock-based compensation was much higher in 2018 to 2019.

Research and Development Expense. Research and development expense for the six months ended June 30, 2019, was $349,928, compared to research and development expense of $1,111,816 for the six months ended June 30, 2018; representing a decrease of $761,888. This decrease during 2019 was mostly due to our elimination of non-essential labor and other costs. Due to the decrease in employees we also experienced a decrease of our amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2019 unless we receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2019, was $646,671 compared to selling, general and administrative of $1,680,291 for the six months ended June 30, 2018; representing a decrease of $1,033,620. This significant decrease was due to allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities. During the six months ended June 30, 2018 we incurred significant travel, legal, professional and consulting expense related to investor relations, public relations, company awareness and indirect costs incurred as we concluded the public offering process. However, in February 2018, we elected to terminate our relationship with our underwriters and cancelled the offering. We also incurred significant stock-based compensation to Board Members and employees during 2018; due to Board resignations and a reduction in work force this expense decreased during 2019. This is slightly offset by the accruing the settlement with the Utah Division of Securities for $55,000

Other Expense. Other expense for the six months ended June 30, 2019 was $829,853 as compared to $563,200 for the six months ended June 30, 2018 representing an increase of $266,653. This increase was primarily due to our loss on debt extinguishment. In January 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant, we considered the notes extinguished and subsequently reissued. As a result, we recognized a $633,628 loss on the extinguishment. This increase is offset by our write off of deferred offering costs and one-time loan costs incurred during April and May of 2018.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Cash	$24,689	$249,286

Current assets	47,684	273,539
Current liabilities	(907,159)	(507,353)

Working (deficit) capital	$(859,475)	$(233,814)

We need additional capital to continue our operations. We issued $450,000 in convertible notes during the three months ended June 30, 2019. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended June 30, 2019 and 2018 is as follows:

	Six Months Ending June 30,
	2019	2018

Operating activities	$(669,597)	$(1,892,504)
Investing activities	(5,000)	8,540
Financing activities	450,000	2,660,475

Net increase (decrease) in cash	$(224,597)	$776,511

Operating Activities

For the six months ended June 30, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $875,790 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

For the six months ended June 30, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,452,313 for stock-based compensation, write-off of deferred offering costs, amortization of debt discount and depreciation.

Investing Activities

During the six months ended June 30, 2019 we paid $5,000 for certain licensing rights in China. During the six months ended June 30, 2018 we sold certain equipment for $8,540.

Financing Activities

During the six months ended June 30, 2019, cash flows from financing activities totaled $450,000. The cash flows were related to proceeds received from the issuance of convertible notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer concluded as of June 30, 2019 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROLUNG, Inc.

March 4, 2020	By:	/s/ Jared Bauer
Date		Jared Bauer
Chief Executive Officer (Principal Executive Officer and Financial Officer)

