Form 10-Q
period 2019-09-30
PROLUNG INC
filed 2020-05-08
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number: 000-38362

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2020, the issuer had 4,068,557 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$40,385	$249,286
Prepaid expenses	10,427	24,253
Total Current Assets	50,812	273,539

Property and equipment, net	25,756	46,699
Intangible assets, net	139,444	146,614

Total Assets	$216,012	$466,852

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$343,240	$263,620
Accrued liabilities	564,966	243,733
Total Current Liabilities	908,206	507,353

Long-Term Liabilities
Convertible notes payable, long-term, related party	50,000	-
Convertible notes payable, long-term, net	4,911,247	3,536,868
Total Long-Term Liabilities	4,961,247	3,536,868

Total Liabilities	5,869,453	4,044,221

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,861,849 and 3,861,849 shares issued and outstanding, respectively	3,862	3,862
Additional paid-in capital	25,985,893	25,582,996
Accumulated deficit	(31,643,196)	(29,164,227)
Total Stockholders’ Deficit	(5,653,441)	(3,577,369)

Total Liabilities and Stockholders’ Deficit	$216,012	$466,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	144,817	412,951	494,745	1,524,767
Selling, general and administrative expense	407,607	361,876	1,054,278	2,042,167
Total operating expenses	552,424	774,827	1,549,023	3,566,934
Loss from operations	(552,424)	(774,827)	(1,549,023)	(3,566,934)
Other income (expense):
Loss on debt extinguishment	-	-	(648,551)	-
Write-off of deferred offering costs	-	-	-	(303,401)
Interest expense	(100,093)	(216,790)	(281,395)	(476,589)
Total other expense	(100,093)	(216,790)	(929,946)	(779,990)
Net loss	$(652,517)	$(991,617)	$(2,478,969)	$(4,346,924)

Basic and diluted loss per share	$(0.17)	$(0.26)	$(0.64)	$(1.13)

Weighted-average common shares outstanding, basic and diluted	3,861,849	3,861,848	3,861,849	3,861,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,478,969)	$(4,346,924)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	28,113	29,624
Gain on sale of equipment	-	(3,294)
Stock-based compensation	402,897	1,021,625
Loss on debt extinguishment	648,551	-
Amortization of loan discount	5,828	274,758
Write-off of deferred offering costs	-	303,401
Change in assets and liabilities:
Inventory	-	(7,450)
Prepaid expenses	13,826	19,671
Accounts payable	79,620	(79,258)
Accrued liabilities	321,233	203,109
Net cash flows used in operating activities	(978,901)	(2,584,738)

Cash flows from investing activities:
Proceeds from sale of equipment	-	8,539
Net cash flows provided by investing activities	-	8,539

Cash flows from financing activities:
Payment for placement of convertible notes payable	(25,000)	(322,275)
Proceeds from notes payable - related party	50,000	-
Proceeds from notes payable	745,000	2,982,750
Net cash flows provided by financing activities	770,000	2,660,475

Net increase (decrease) in cash	(208,901)	84,276
Cash at beginning of period	249,286	636,639
Cash at end of period	$40,385	$720,915
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,277
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature	$-	$463,983
Warrants issued to convertible debt placement agent	$-	$275,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ProLung, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2018 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	3,861,849	3,862	21,387,907	(21,454,945)	(63,176)

Stock-based compensation	-	-	989,635	-	989,635
Warrants issued to convertible debt placement agent	-	-	275,321	-	275,321
Beneficial conversion feature	-	-	463,983	-	463,983
Net loss	-	-	-	(3,355,307)	(3,355,307)
Balance, June 30, 2018	3,861,849	$3,862	$23,116,846	$(24,810,252)	$(1,689,544)
Stock-based compensation	-	-	31,990	-	31,990
Net loss	-	-	-	(991,617)	(991,617)
Balance, September 30, 2018	3,861,849	$3,862	$23,148,836	$(25,801,869)	$(2,649,171)

Balance, December 31, 2018	3,861,849	3,862	25,582,996	(29,164,227)	(3,577,369)

Stock-based compensation	-	-	204,236	-	204,236
Net loss	-	-	-	(1,826,452)	(1,826,452)
Balance, June 30, 2019	3,861,849	$3,862	$25,787,232	$(30,990,679)	$(5,199,585)

Stock-based compensation	-	-	198,661	-	198,661
Net loss	-	-	-	(652,517)	(652,517)
Balance, September 30, 2019	3,861,849	$3,862	$25,985,893	$(31,643,196)	$(5,653,441)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results to be expected for the year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives FDA approval, the Company will not achieve its planned level of operations in the United States. The Company does have a CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. For the three and nine months ended September 30, 2019, and 2018, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	September 30,
	2019	2018
Warrants to purchase shares	1,228,434	1,231,559
Stock options	508,135	283,417
Convertible notes	1,515,961	698,919

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

Leases - In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 would be effective for the Company’s 2019 fiscal year; however, since the Company is an Emerging Growth Company and has made the election to adopt certain accounting standards when they would be applicable for private companies which is the fiscal year beginning January 1, 2020. The Company will use the modified retrospective basis. The Company entered into a three year lease agreement in May 2019 and management is evaluating how the implementation of this standard will affect its 2020 balance sheet and statement operations.

Stock Compensation - In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Since the Company is an Emerging Growth Company this standard is applicable fiscal years beginning after December 15, 2019. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Research and Development Agreement

On July 29, 2019, the Company amended a license agreement dated April 10, 2013 between the Company and ProLung Biotech Wuxi / ProLung China (Wuxi). The original agreement allowed Wuxi to utilize the Company’s technology in China in return for royalty payments based on ProLung China’s revenues. Wuxi has yet to earn any revenue but has been conducting clinical trials. The license agreement was amended whereby Wuxi will provide the Company its clinical trial data, know-how and improvements which the Company will use outside the greater China area. This amendment further requires full collaboration (i.e., protocols and methodologies) between the two entities. In consideration for such trial data and know-how, the Company will make cash payments to Wuxi of up to $575,000 and issue up to 347,566 shares of common stock upon the completion of certain events.

The cash payments are payable as follows: $150,000 in October 2019; $100,000 in April 2020 (which has subsequently been reduced to $85K); $100,000 in October 2020; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022. The Company made a $5,000 advance payment during the nine months ended September 30, 2019. Once the milestones begin to be met the Company will accrue the amount owed.

The Company will issue and value the shares as the following conditions are met:

●	139,027 shares upon Wuxi delivering their know-how and improvements to the Company plus up to 200 hours of operator training.
●	69,513 shares upon delivering information and materials from Wuxi’s Clinical Trial Data (PLW-216) for the purpose of review and monitoring which are sufficient for the Company to use in the US FDA Pre-submission review process.
●	69,513 shares upon Wuxi transferring to the Company upon the Company’s request for the completed China Clinical Trial Data (PLW-216).
●	69,513 shares upon Wuxi losing the sites of the validation study utilizing Wuxi know how and improvements for submission to the US FDA for approval.

The Company will record as research and development expense the cash amounts owed when the common stock milestones are reached and in proportion to the common stock issued to the total shares to be issued. At September 30, 2019, no expense had been recorded. However, through the end of 2019 all but 69,513 shares had been issued and earned.

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Accrued interest	$463,346	$187,779
Accrued royalties	17,873	17,873
Accrued settlement	55,000	-
Accrued payroll and payroll taxes	28,747	38,081

Accrued liabilities	$564,966	$243,733

As disclosed in Note 8, in January 2020 the Company settled with the Utah Division of Securities for $55,000. The Company was aware of this situation at September 30, 2019 and has accrued the settlement amount.

Note 4 –Convertible Notes Payable

The Company received $250,000 in convertible notes from certain current and former Board Members during 2019 ($50,000 of which from a current board member). Through September 30, 2019 the Company also received $545,000 in convertible notes from certain individuals. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. The notes are due March 2022. Since these notes had a conversion price that was not “in the money” upon issuance there was no BCF recorded. The Company incurred $25,000 of loan costs to a broker related to these loans which will be amortized over the period the loans are outstanding. At September 30, 2019, $23,434 of loan costs were netted against the convertible loan balance.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Notes payable are summarized as follows:

	September 30,	December 31,
	2019	2018
Convertible notes payable; unsecured; interest at 8%; due March 2020; balance transferred to March 2022 notes	$-	$2,982,750

Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $50,000)	3,777,750	-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Unamortized discount and loan costs	(23,434)	(652,813)
Notes payable, net	$4,961,247	$3,536,868

Less: current portion, net	-	-

Convertible notes payable - long term, net	$4,961,247	$3,536,868

Note 5 – Equity Based Compensation

Total stock-based compensation expense from all sources for the three and nine months ended September 30, 2019 and 2018, including stock-based compensation for the options and warrants discussed in Note 6 and Note 7, has been included in the condensed consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Research and development expense	$30,139	$99,129	$84,799	$579,754
Selling, general and administrative expense	168,522	(67,139)	318,098	441,871

Total share-based compensation	$198,661	$31,990	$402,897	$1,021,625

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock Options

Board and Employee Option Grants

In June 2019, the Board’s approved the issuance of 135,000 options to employees of the Company at an exercise price of $3.20 per option. These options vest monthly over one year. The fair value of these options was $2.87 per option or $387,730 and will be expensed over the relative vesting period. During 2019, 2,500 of these options have been forfeited.

As part of an agreement for their service during September 2019 Board members accepted the issuance of 65,000 options to Board members at exercise prices ranging from $3.20 to $5.20 per option. These options vested upon issuance. The fair value of these options was $2.79 per option or $181,187 and was expensed upon grant.

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	6.0 years
Exercise price	$3.63
Expected volatility	138%
Expected dividends	n/a
Risk-free interest rate	1.83%

A summary of option activity for the nine months ended September 30, 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2018	310,635	$7.41	9.2 years
Issued	200,000	$3.63
Adjustment	-	$-
Forfeited/Expired	(2,500)	$-
Outstanding at September 30, 2019	508,135	$5.93	6.3 years	$-
Vested at September 30, 2019	426,886	$6.44	7.5 years	$-

The remaining unrecognized expense of $258,092 will be recognized through June 2020 with a weighted average term of 0.48 years.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Common Stock Warrants

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through May 2020. A member of this consulting firm is also on the Board. Through September 30, 2019, 3,750 warrants had been issued. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued through September 30, 2019 was $8,290 and recorded as an expense during the period. The weighted-average assumptions used for these warrant shares were risk-free interest rate of 1.53%, expected volatility of 136%, expected life of 2.5 years, and expected dividend yield of zero.

A summary of warrant activity for the nine months ended September 30, 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2018	1,227,809	$5.21	3.4 years
Issued	3,750	$4.00
Exercised	-
Expired/Forfeited	(3,125)	$4.00
Outstanding at September 30, 2019	1,228,434	$5.21	2.7 years	$-

The intrinsic value at September 30, 2019 is zero and is calculated at $3.20 per share less the exercise price, based on management’s latest estimate of the fair value of the shares of common stock, which is the latest price the Board valued the convertible debt.

Note 8 – Commitments and Contingencies

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September and incurred $3,600 in lease expense as it relates to this lease.

Utah Division of Securities

On April 23, 2019, the Utah Division of Securities (the “Division”) filed a Notice of Agency Action and an Order to Show Cause before the Division of Securities of the Department of Commerce of the State of Utah against the Company, Jared Bauer (Bauer) and former Board Members (Clark Campbell, Tim Treu, Todd Morgan and Robert Raybould).

In January 2020, the Division issued a Stipulation and Consent Order which set forth the following: 1) the Company agrees to settle the matter with the Division by way of the Stipulation and Consent Order; 2) the Stipulation and Consent Order fully resolves all claims the Division has against the Company pertaining to the Order to Show Cause; 3) the Division, ProLung and Bauer, agree to promptly file a stipulation and joint motion to dismiss ProLung and Bauer from this administrative action, with respect to Count 1 against ProLung and Bauer (the only claim brought against Bauer); 4) In or about April 2014, the Company Board of Directors circulated a consent agreement regarding the issuance of 582,102 (72,763 post-split) ProLung stock certificates to select members of the ProLung Board of Directors in connection with “financing services provided” by those members; 5) In or about April 2014, ProLung issued stock grants of 216,000 (27,000 post-split) shares to Robert W. Raybould, 16,350 (2,044 post-split) shares to Steve Eror, 63,750 (7,969 post-split) shares to Treu; 193,500 (24,188 post-split) shares to Campbell; and 97,500 (12,188 post-split) shares to Morgan; 6) Subsequent to issuance of those shares, ProLung was informed by counsel of potential consequences for ProLung employing unlicensed agents and individuals receiving the shares as compensation directly for sale of securities without a securities license, as opposed to receiving shares as compensation for generalized board service. Subsequently, no further shares were issued as compensation for fundraising. Mr. Eror returned his shares to the Company. However, Raybould, Treu, Campbell and Morgan did not return their shares to the Company. ProLung did not disclose the potential licensing violation until on or about December 3, 2018, in its Note Purchase Agreements.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 9 – Subsequent Events

Subsequent to September 30, 2019, the Company has raised approximately $1.6M in convertible notes. These notes are convertible at $3.20 per share bear interest at 8% and mature in March 2022.

As mentioned in Note 8, certain former directors of the Company returned 71,345 shares of common stock as part of a settlement with the Utah Division of Securities. There was no consideration given to these shareholders for the return of the shares.

Subsequent to September 30, 2019 the Company has issued 278,053 shares to ProLung China for achieving certain of the milestones mentioned in Note 2 above. These shares will be valued at $3.20 per share and will be recorded as research and development expense.

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

In addition, please review the other, and more detailed, risk factors discussed in our 2018 Form 10-K.

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

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Revenues and Cost of Revenue. During the three months ended September 30, 2019 and 2018 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended September 30, 2019 was $552,424 compared to the total operating expenses for the three months ended September 30, 2018 of $774,827, representing a decrease of $222,403. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to us having a cash shortage and eliminating all unnecessary expenses. During the same period of 2018 we incurred significant costs related to fundraising, business development and administrative costs. Due to various resignations and reductions in force our amortization of stock based compensation was much higher in 2018 compared to 2019.

Research and Development Expense. Research and development expense for the three months ended September 30, 2019, was $144,817, compared to research and development expense of $412,951 for the three months ended September 30, 2018; representing a decrease of $268,134. This decrease was mostly due to our elimination of non-essential labor and other costs. Due to the decrease in employees we also experienced a decrease in our amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2019 unless we receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2019 was $407,607 compared to selling, general and administrative of $361,876 for the three months ended September 30, 2018; representing an increase of $45,731. This increase was due to the substantial decrease in amortization of stock based compensation in 2018 because of various resignation of Board members who had unvested options; during 2019, we issued options to various key employees and board members which increased the stock based compensation. This increase during 2019 was offset by us allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities.

Other Expense. Other expense for the three months ended September 30, 2019 was $100,093 as compared to $216,790 for the three months ended September 30, 2018 representing an increase of $116,697. This increase was due to the amortization of debt discount during 2018. During 2018, we pursued debt funds that had both loan costs and a discount that was to be amortized over the term of the loan. During 2019, as part of changing the note terms these loan costs were fully expensed with no amortization of costs during the three month period. The convertible promissory notes issued outstanding will have similar accrued interest throughout 2019.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Revenues and Cost of Revenue. During the nine months ended September 30, 2019 and 2018 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2019 were $1,549,023 compared to the total operating expenses for the nine months ended September 30, 2018 of $3,566,934 representing a decrease of $2,017,911. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to us having a cash shortage and eliminating all unnecessary expenses. During the same period of 2018 we incurred significant costs related to fundraising, business development and administrative costs. Due to various resignations and reductions in force our amortization of stock based compensation was much higher in 2018 to 2019.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2019, was $494,745, compared to research and development expense of $1,524,767 for the nine months ended September 30, 2018; representing an decrease of $1,030,022. This decrease during 2019 was mostly due to our elimination of non-essential labor and other costs. Due to the decrease in employees we also experienced a decrease our amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2019 unless we receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2019, was $1,054,278 compared to selling, general and administrative of $2,042,167 for the nine months ended September 30, 2018; representing a decrease of $987,889. This significant decrease was due to allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities. During the nine months ended September 30, 2018 we incurred significant travel, legal, professional and consulting expense related to investor relations, public relations, company awareness and indirect costs incurred as we concluded the public offering process. However, in February 2018, we elected to terminate our relationship with our underwriters and cancelled the offering.

Other Expense. Other expense for the nine months ended September 30, 2019 was $929,946 as compared to $779,990 for the nine months ended September 30, 2018 representing an increase of $149,956. This increase was primarily due to our loss on debt extinguishment. In January 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $648,551 loss on the extinguishment. This increase is offset by our write off of deferred offering costs and one-time loan costs incurred during April and May of 2018.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Cash	$40,385	$249,286

Current assets	50,812	273,539
Current liabilities	(908,206)	(507,353)

Working (deficit) capital	$(857,394)	$(233,814)

We need additional capital to continue our operations. We issued $795,000 in convertible notes during the nine months ended September 30, 2019. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ending September 30,
	2019	2018

Operating activities	$(978,901)	$(2,584,738)
Investing activities	-	8,539
Financing activities	770,000	2,660,475

Net increase (decrease) in cash	$(208,901)	$84,276

Operating Activities

For the nine months ended September 30, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,085,389 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

For the nine months ended September 30, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,626,114 for stock-based compensation, write-off of deferred offering costs, amortization of debt discount and depreciation.

Investing Activities

During the nine months ended September 30, 2019 we had paid no amounts for licensing fees. During the nine months ended September 30, 2018 we sold certain equipment for $8,539.

Financing Activities

During the nine months ended September 30, 2019, cash flows from financing activities totaled $770,000. The cash flows were related to proceeds received from the issuance of convertible notes net of placement costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer concluded as of September 30, 2019 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

PROLUNG, Inc.

May 8, 2020	By:	/s/ Jared Bauer
Date		Jared Bauer,

