Form 10-K
period 2019-12-31
PROLUNG INC
filed 2020-07-15
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

001-38362

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [X]	Smaller reporting Company[X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2019, was approximately $12,167,917 based upon 3,802,474 shares held by non-affiliates and an assumed fair market value of $3.20 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the most recent conversion rate of the Company’s convertible debt issued prior to June 30, 2019. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of June 26, 2020, the Registrant had 4,083,557 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

In this filing, ProLung, Inc. and its consolidated subsidiary are referred to as “ProLung,” “IONIQ Sciences” or “IONIQ” in addition to as the “Company” and versions of “we” or “us.” On May 27, 2020, ProLung, Inc. announced we had filed a dba IONIQ Sciences (“IONIQ” or the “Company”) to reflect our expanded early cancer detection strategy. Current and all granted trademarks include ProLungdx®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner (EPN Scan)®, IONIQ Sciences®, IONIQ Science®, IONIQ Test® and IONIQ Screen®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

We are a medical technology company with a mission to dramatically improve cancer outcomes by the development of our modern screening technology for the early detection of multiple cancers, which has the potential to expand therapeutic windows, significantly improve survivability, and reduce treatment costs. Half of all Americans will be diagnosed with cancer during their lifetimes and one in five of those diagnosed with cancer will die from it. Clinical literature shows that early detection can save lives and money. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA. We remain fully committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

Lung cancer is the leading cause of cancer death in the US and the world according to American Cancer Society and World Health Organization. Current statistics reflect an average 17% survival rate at five years for those diagnosed with lung cancer. Early detection substantially improves rates of survival. Patients at high risk of lung cancer are recommended to undergo regular Computed Tomography “CT” chest scans to detect nodules. Due to the risks and costs associated with assessing malignancy by current technology, patients now normally wait from three months to 3.5 years to have the risk of malignancy assessed upon detection of a nodule by CT chest scan. Our IONIQ ProLung Test was developed to provide a non-invasive, rapid and radiation-free option for assessing the risk of malignancy in lung nodules found in the chest by CT scans.

We believe the IONIQ ProLung Test, in conjunction with the discovery of a nodule by CT scan, provides a more rapid assessment of the risk of malignancy, which must be determined prior to biopsy. Since a lung biopsy is invasive and may require life threatening thoracic surgery, physicians, patients, and insurance companies typically delay biopsy and therapy until the risk of malignancy outweighs the risk of further diagnostic procedures. For these patients, the delay can reduce the time available to treat the tumor and may cause sustained emotional trauma.

The IONIQ ProLung Test is designed to enable the practitioner to promptly assess the risk of malignancy in patients with lung nodules. The IONIQ ProLung Test utilizes mass-averaging bioconductive technology or Electrical Impedance Analytics (EIA). Mass-averaging bioconductive technology involves a sequential scanning process that measures significant differences in electrical conductance between cancerous and benign tissue. We plan to introduce the IONIQ ProLung Test to the market as a standard predictive analytic test, without the need for transmission of a physical sample or specimen to a lab for analysis.

The IONIQ ProLung Test acquires bioconductance measurement data by means of a patented probe and disposable diaphoretic electrodes placed on the patient’s back and arms. The IONIQ ProLung Test registers and evaluates measurement data derived from numerous pathways through the chest and is processed by a predictive analytical algorithm. The results are summarized in a report that can be used by the physician, in concert with other risk factors such as nodule size, family history, smoking history and gender, to evaluate patients with nodules. The IONIQ ProLung Test requires minimal preparation and can be completed in 20 minutes. Most importantly, it guides or informs the physician’s decision making without the time consuming, expensive and watchful waiting period. We believe the IONIQ ProLung Test provides considerable cost savings when compared with today’s status quo of patients undergoing repeated CT imaging studies and potentially unnecessary surgery.

We licensed and developed the intellectual property and established the clinical research plan for the IONIQ ProLung Test. Beginning in 2005, we embarked on clinical research which revealed the potential of our technology. In 2011, our research demonstrated the utility of the IONIQ ProLung Test in lung cancer patients. To date, more than 1,200 subjects have been tested using the IONIQ ProLung Test at our headquarters and in major cancer centers, such as MD Anderson, Loyola, Wake Forest and Huntsman Cancer Institute, among others. If our de novo FDA clearance is granted, of which there can be no assurance, we plan to transition the hospitals that participated in our clinical trials to commercial placements of the IONIQ ProLung Test System and consumable ProLunt Test kits.

In the US, the push for early detection of lung cancer was greatly accelerated in 2013. Recognizing the dismal rate of lung cancer survival in the US, and the potential value of early detection, US guidelines were established for lung cancer CT screening. The guidelines provided for CT screening for lung cancer in asymptomatic adults aged 55 to 80 who have a 30 pack-year history of smoking and who currently smoke or have quit smoking in the past 15 years. This demographic group addresses a substantial portion of individuals of high risk of lung cancer. The US health care industry has generally recognized the need for technologies that will provide for earlier detection of cancers at a lower cost. Genetic biomarkers, protein panels, and breath analysis, among others, are in various stages of development. The IONIQ ProLung Test is the first bioconductive technology that has been developed for the risk stratification of lung cancer. In February 2015, the US Centers for Medicare & Medicaid Services (CMS) announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure increased the number of individuals with suspicious lung nodules who may be candidates for the IONIQ ProLung Test.

With the arrival of lung cancer screening recommendations, the large US market and government-backed reimbursement represent near term opportunities to accelerate diagnosis and treatment of lung cancer while reducing invasive biopsies and costs. We made US clearance and recognition of the IONIQ ProLung Test our major priority, targeting lung cancer risk stratification and reducing time to treatment. We intend to seek government-backed reimbursement after FDA clearance. We are also interested in improving the cost of diagnosis and treatment with capitated providers. We believe the IONIQ ProLung Test can be offered at a fraction of the cost of current standard of care which is repeat periodic imaging studies.

In May 2013, we achieved an important validation of our IONIQ ProLung Test by receiving the “CE” mark in Europe. This certification verifies that the IONIQ ProLung Test meets the regulatory requirements for the marketing and sale of the IONIQ ProLung Test in the European Economic Area and European Free Trade Association Countries representing 513 million individuals and 28-member states. Our European clinical research includes testing more than 154 patients in Italy, Switzerland and Germany. We intend to seek European reimbursement approval and accelerate our marketing in Europe following receipt of US Food and Drug Administration, (“FDA”) market clearance. We believe CT screening is likely to be implemented in Europe following the completion of several lung cancer screening trials already underway.

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

We have developed the quality management system as well as supply chain and the ability to fully manufacture the entire ProLung System in our own Salt Lake City facility. We have received ISO 13485 and other clearances and made certain refinements to the intellectual property that will further our capabilities, especially the development of the underlying predictive analytic algorithm and refinements to various software and physical components. Over the last five years, we have expanded our intellectual property portfolio, completed the development of the IONIQ ProLung Test and manufacturing of the ProLung System and embarked upon clinical trials to provide validation to the medical community. The preliminary results of the clinical trial of 420 patients from 15 cancer and medical centers across the US, named PL-208, was announced in early 2019. We believe the results are another solid indicator that our IONIQ ProLung Test is capable of identifying a signal that can be used to indicate the risk of malignancy in pulmonary nodules by non-invasively measuring their bioconductance biomarker. With the conclusion of this Study, the ProLung Team is eager to turn its focus to validating a number of already identified hardware, software and data collection improvements designed to strengthen our algorithm’s performance and support a future submission to the FDA. The Company is also in the midst of evaluating a number of potential strategic partnerships to accelerate our development by expanding our financial and support network.

In late 2018, we announced final results of our Repeatability Study, named PL-209. The repeatability study enrolled sixty subjects, 30 male and 30 female, half of each gender with a body mass index (BMI) of 30 or more, and half with a BMI of 28 or less. Each subject was scanned twice on Day One and twice on Day Two. All scans were done by the same operator on the same ProLung System. Fifty-nine subjects produced evaluable data. Four models (algorithms) were tested. The study was conducted by ProLung. Study objectives included quantifying the effects of gender, body mass index (BMI), day-to-day subject variability and variability of a single device when volume-averaged thoracic bioconductance was measured with the IONIQ ProLung Test. The repeatability study addressed several questions regarding use of the IONIQ ProLung Test. One significant limitation of this study is that no subjects with known pulmonary nodules or malignancy were enrolled. It is unknown whether pulmonary nodules or malignancy affect the repeatability of the IONIQ ProLung Test. While the study showed statistically significant variability of approximately 2% when testing the same subject twice on the same day, the clinical impact of this finding is unknown because it is not anticipated that patients will receive a second test on the same day in clinical use. While we note significant day-to-day variability when using an earlier model (the algorithm used in the Johns Hopkins Study, Journal of Thoracic Oncology, 2012), repeatability is markedly improved when using a more refined model.

In February 2020, the FDA designated the IONIQ ProLung Test a Breakthrough Device. Through the Breakthrough Device program, the FDA will provide ProLung with expedited reviews and the Centers for Medicare & Medicaid Services (CMS) has provisions for a simpler and faster pathway to reimbursement. This is not a marketing clearance.

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

PL-208 Study – (2012-2019)

Three Validation studies have been completed for the IONIQ ProLung Test. The first is PL-208 which enrolled 420 patients across 15 US centers (ID: NCT01566682). This study was two-phased, with a 200-patient open-labelled training set to test and optimize an algorithm, followed by testing of the optimized algorithm on the diagnosis-blinded 174-patient validation set. Forty-six (46) subjects (11%) were excluded for being lost to follow up or having an inconclusive diagnosis, missing or inadequate device data. The predictive algorithm utilized the patient’s bioconductance measurements coupled with the patient’s age and a binary cut-off point of 0.5 was chosen to distinguish between high and low likelihood of cancer. The algorithm was locked and applied to a blinded validation set of 174 patients and yielded a Sensitivity of 69% Specificity of 49%, Positive Predictive Value (PPV) of 70%, Negative Predictive Value (NPV) of 47% and overall Accuracy of 61%.

PLW-208 Study – (2015-2016)

The second validation trial (PLW-208) was completed by the Company’s licensor (ProLung Wuxi). This study enrolled 138 subjects at 2 centers in China. This study was similar in design to the US PL-208 Study and obtained a Sensitivity of 77%, Specificity of 60%, PPV of 82%, NPV of 41% and an Accuracy of 73%. In reviewing this study, the Sponsor determined that test method and operator training needed to be improved to obtain better results.

PLW-216 Study – (2017-2019)

Ultimately, the Study Sponsor (ProLung Wuxi) improved the device operator training, test method and device predictive algorithm. The Sponsor concluded the PLW-208 Study and initiated PLW-216, utilizing improved training, test method and a modified locked predictive algorithm. This PLW-216 Study was a single-phase validation study whereby the predictive algorithm was locked prior to the first patient being enrolled and the IONIQ ProLung Test results were provided to site investigators prior to knowing the subject’s actual diagnosis. The PLW-216 Study enrolled 486 subjects in China at 4 centers led by Dr. Bai, the Chair of the Chinese Alliance against lung Cancer and Director of the Shanghai Respiratory Research Institute (ID: NCT 02726633, registration No 20170226). The Validation Study demonstrated improved performance yielding a Sensitivity of 84% Specificity of 73%, Positive Predictive Value (PPV) of 79%, Negative Predictive Value (NPV) of 80% and overall Accuracy of 79% from the US Study PL-208 (ID NCT0156668). This performance is comparable to other diagnostic cancer devices such as Mammogram (~sensitivity of 75%, specificity of 71%) and was demonstrated in a large sample size of 418 subjects included in the final analysis.

The address of our principal executive office is:

IONIQ Sciences

350 W. 8000 N., Suite 214

Salt Lake City, Utah 84103

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@IONIQsciences.com.

Our website may be viewed at www.IONIQsciences.com. Information included in our website is not a part of this Report.

Company Overview

The Company was incorporated on November 19, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company began operations and changed its name to Fresh Medical Laboratories, Inc., and in April 2017, the Company changed its name to ProLung, Inc. In May 2020, the Company filed a dba IONIQ Sciences.

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

If and when the Company has the required regulatory clearances, we plan to market, and sell the IONIQ ProLung Test in the US, European, Chinese and other international markets.

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

Until recently, asymptomatic lung cancer was detected only incidentally when looking for something else. Currently, a lung cancer screen now reimbursed by Medicare, is performed by low-dose computed tomography. This has led to a dramatic increase in number of individuals with lung nodules detected, which is intensifying the need for a risk stratification test such as the IONIQ ProLung Test. The following is a summary of the principal markets for the Company’s IONIQ ProLung Test.

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

Lung Cancer Screening:

Given the size of the US market and the progression of CT scan use in early detection, clearance and acceptance of the IONIQ ProLung Test in the US is the major priority. The CDC estimates that there are 94 million Americans at risk of lung cancer (which includes current and former smokers). In the National Lung Cancer Screening Trial of 53,454 patients, approximately 24% of the CT scans performed were positive revealing a lung nodule suspicious for lung cancer that required follow-up. CT screening was recommended by the US Preventive Services Task Force on December 31, 2013, and Medicare began to pay for lung cancer screening on February 5, 2016. Based on these estimates, if the approximately 94 million Americans at risk for lung cancer received a low dose CT screen approximately 24% (or 23 million) Americans may reveal lung nodules requiring follow up. We believe these patients would be eligible to receive the IONIQ ProLung Test.

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

It is estimated that 28% of Europeans smoke and approximately 133 million individuals are at high-risk of lung cancer. Applying the US rates in the published National Lung Screening Trial (2011), over 30 million of these individuals are estimated to have an indeterminate lung nodule and require follow-up to determine the risk of malignancy. As the number of individuals with indeterminate lung nodules continues to increase in Europe, risk stratification tools such as the IONIQ ProLung Test are needed to close the gap between discovery of a nodule and the determination of malignancy.

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

As the number of individuals with indeterminate lung nodules continues to increase in China, risk stratification tools, such as the IONIQ ProLung Test will be needed to close the gap between discovery of a nodule and the determination of malignancy. This clinical need for risk stratification may be multiplied if a lung cancer screening program is implemented in the Chinese healthcare system.

Competition

The development and commercialization of new products to improve the accuracy and efficiency of risk stratification of lung cancer is competitive, and we expect considerable competition from major medical device companies, laboratory biomarker tests, and academic institutions that are conducting research in lung cancer. Extensive research and financial resources have been invested in the discovery and development of new lung cancer detection tests. Potential competing technologies include, but are not limited to, breath markers, sputum cytology, DNA-related markers, blood markers, radiography and CT imaging.

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We believe the speed with which we can develop products, complete clinical trials and clearance processes, and supply commercial quantities to market are important competitive factors. We expect that competition among products approved for sale will be based on various factors including product efficacy, safety, reliability, availability, price, reimbursement, and patent position. We believe that our IONIQ ProLung Test is superior or equivalent to existing alternatives in all of these areas, other than availability (in the US due to lack of FDA clearance) and reimbursement.

Business

IONIQ ProLung Test

The IONIQ ProLung Test is comprised of the following two components:

●	ProLung System - Each system, which will be sold to the customer, consists of the probe, scanner, tower, monitor, and keyboard which are all medical grade components available for sale in English, French, German, Spanish, and Italian versions. The pricing of the ProLung System may vary upon the volume of the IONIQ ProLung Test Kits that a customer buys. We refer to the ProLung System internally as capital equipment or the razor handle in the ubiquitous razor/razor blade sales analogy.

●	IONIQ ProLung Test Kit – IONIQ ProLung Test Kit sales should provide near term and continual cash flow. Each single-use, disposable, IONIQ ProLung Test Kit is sold in a nonsterile envelope that displays a unique identifier code that is required for access to a IONIQ ProLung Test report, together with all the components necessary to assure precision test performance, patient comfort and hygiene. Each IONIQ ProLung Test Kit includes six diaphoretic electrodes, one probe tip and one moistening sponge. Initially, ProLung plans to sell the IONIQ ProLung Test Kit for $400 each, available in boxes of 10 and 40. Each IONIQ ProLung Test Kit is encoded with a unique identifier number and bar code that releases a written test result to the ordering physician. We refer to the IONIQ ProLung Test internally as the disposable component or the razor blade in the ubiquitous razor/razor blade sales analogy.

ProLung’s novel Electrical Impedance Analtyics technology simultaneously considers data from multiple measurement pathways and utilizes a patented predictive analytic algorithm to combine the individual measurements into a weighted average composite score that indicates an increased or decreased risk of malignancy in the individual in which the nodule has been detected. No images are generated by the IONIQ ProLung Test and extensive training is not required to interpret the composite score.

If required regulatory clearances are received, the IONIQ ProLung Test will be introduced to the market as a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the IONIQ ProLung Test acquires bioconductive measurement data by means of a patented probe and disposable diaphoretic electrodes placed on the back and hands. The data containing precision measurements is processed by a patented predictive analytic algorithm and a report is generated that may be used by the physician in addition to other risk factors, such as nodule size, family history, smoking history, and gender to evaluate patients with suspicious masses or lesions identified by CT scan. The IONIQ ProLung Test is non-invasive, rapid and non-radiating. It requires minimal patient preparation and can be completed in fewer than 30 minutes.

The IONIQ ProLung Test Procedure

1.	The IONIQ ProLung Test System is connected to the probe, to the electrode cables, and to the power supply. Following a brief power-on sequence, the IONIQ ProLung Test completes self-diagnostics.
2.	The patient is seated.
3.	IONIQ ProLung Test kit is opened and removed from its tamper-proof packaging.
4.	Single-use diaphoretic electrodes are placed at sites on the patient’s back and arms.
5.	Session data is entered including technician name, physician name, report delivery method and patient data.
6.	Testing begins, as prompted by the device, by applying the probe to acquire measurement data from sites on the chest, shoulders and arms.
7.	Monitors the acquisition of real-time data. Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

Research and Clinical Trial Results

Our IONIQ ProLung Test has been evaluated in five completed clinical trials through 2019. We made modifications to the IONIQ ProLung Test throughout the research process and will continue to attempt to improve its performance. A description of each clinical trial is below:

Proof of Principle ― McHenry, IL (2005)

●	Description. A blinded single-site study of 36 subjects was designed to detect differences in bioelectrical impedance measurements between biopsy-confirmed lung cancer subjects and age- and gender-matched control subjects. The trial was configured as a sequential design consisting of three individual cohorts. Following the completion of each cohort, the data was evaluated for the presence of a predictive model which would discriminate between the lung cancer patients and control subjects.

●	Results. The First Cohort of 12 subjects could not be utilized for statistical analysis because of an incorrectly calibrated device. An algorithm or predictive model was derived in the Second Cohort of 14 patients which fully discriminated between lung cancer patients and healthy volunteers.

●	Subsequent analysis of the Third Cohort offered potentially confounding results, but ProLung felt the hypothesis of feasibility of the device had been successfully demonstrated and that sufficient evidence of feasibility existed to proceed with further research.

Reliability and Repeatability ― Salt Lake City, UT (2006)

●	Description. A single-site study to evaluate the variability of the IONIQ ProLung Test in 22 healthy volunteers.

●	Results. Measurement variables evaluated were the maximum and minimum conductance. The maximum and minimum conductance values obtained from one operator making repeated measurements with the same device on volunteer subjects over two days of testing were comparable, with slightly lower standard deviations for maximum conductance readings and extremely high reliability indices for both measures. For both data sets, the same measurement points were found to have minimal variability (and maximal reliability) indices. The Electro Pulmonary Nodule Scan showed a reliability index of 0.99 and a correlation between device replicates of 0.98.

Efficacy and Safety in the Target Indication a.k.a. FML-204 ― Baltimore, MD (2012)

●	Description. This single arm, single site algorithm finding and internal validation trial was designed to assess efficacy and safety in the risk stratification of the presence of or absence of malignancy in patients symptomatic of lung cancer who have a suspicious mass as confirmed by CT scan.

●	Results. Final results included the identification of an algorithm capable of 90% sensitivity (correctly identifying 26 of 29 malignant masses), 92% specificity (correctly identifying 11 of 12 non-malignant masses), and Receiver Operating Characteristic (“ROC”) area (combined sensitivity and specificity) of 90% (correctly identifying 37 of 41 patients overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012 edition of the Journal of Thoracic Oncology.

Though not part of the original study, a subsequent subset analysis was performed on Study subjects who had indeterminate results on FDG-PET scans (n=7). In this subset (3 benign, 4 malignant) the IONIQ ProLung Test correctly predicted the risk of malignancy in the index nodule being assessed. These results were presented at the International Association for the Study of Lung Cancer World Congress in Denver, CO, in September 2015 and published in volume 10, number 9, Supplement 2, Journal of Thoracic Oncology, p. S305).

Repeatability a.k.a. PL-209 — Salt Lake City, Utah (2015)

●	Description. The repeatability study enrolled sixty subjects, 30 male and 30 female, half of each gender with a body mass index (BMI) of 30 or more, and half with a BMI of 28 or less. Each subject was scanned twice on Day One and twice on Day Two. All scans were done by the same operator on the same ProLung System. Fifty-nine subjects produced evaluable data. Four models (algorithms) were tested. The study was conducted by ProLung. Study objectives included quantifying the effects of gender, body mass index (BMI), day-to-day subject variability and variability of a single device when volume-averaged thoracic bioconductance was measured with the IONIQ ProLung Test.

●	Final Results. (1) Same-day variability is statistically significant (average second score is 0.0214 points lower), but the clinical impact of this finding is unclear (2) Day-to-day variability is impacted by the model (algorithm) chosen. One particular model with age (model 1b+age) has an ICC=0.958, indicating it is very repeatable. (3) Gender and BMI do not affect test performance. (4) Average test time is 18.5 minutes, with a range of 15-24 minutes. (5) The test is well tolerated and agreeable to test subjects. The repeatability study addressed several questions regarding use of the IONIQ ProLung Test. One significant limitation of this study is that no subjects with known pulmonary nodules or malignancy were enrolled. It is unknown whether pulmonary nodules or malignancy affect the repeatability of the IONIQ ProLung Test. While the study showed statistically significant variability of approximately 2% when testing the same subject twice on the same day, the clinical impact of this finding is unknown because it is not anticipated that patients will receive a second test on the same day in clinical use. While we note significant day-to-day variability when using an earlier model (the algorithm used in the Johns Hopkins Study, Journal of Thoracic Oncology, 2012), repeatability is markedly improved when using a more refined model.

PL-208 Study – (2012-2019)

●	Description. Three Validation studies have been completed for the IONIQ ProLung Test. The first is PL-208 which enrolled 420 patients across 15 US centers (ID: NCT01566682). This study was two-phased, with a 200-patient open-labelled training set to test and optimize an algorithm, followed by testing of the optimized algorithm on the diagnosis-blinded 174-patient validation set. Forty-six (46) subjects (11%) were excluded for being lost to follow up or having an inconclusive diagnosis, missing or inadequate device data. The predictive algorithm utilized the patient’s bioconductance measurements coupled with the patient’s age and a binary cut-off point of 0.5 was chosen to distinguish between high and low likelihood of cancer.

●

Final Results. The algorithm was locked and applied to a blinded validation set of 174 patients and yielded a Sensitivity of 69% Specificity of 49%, Positive Predictive Value (PPV) of 70%, Negative Predictive Value (NPV) of 47% and overall Accuracy of 61%.

PLW-208 Study – (2015-2016)

●	Description. The second validation trial (PLW-208) was completed by the Company’s licensor (ProLung Wuxi). This study enrolled 138 subjects at 2 centers in China.

●	Final Results. This study was similar in design to the US PL-208 Study and obtained a Sensitivity of 77%, Specificity of 60%, PPV of 82%, NPV of 41% and an Accuracy of 73%. In reviewing this study, the Sponsor determined that test method and operator training needed to be improved to obtain better results.

PLW-216 Study – (2017-2019)

●	Description. Ultimately, the Study Sponsor (ProLung Wuxi) improved the device operator training, test method and device predictive algorithm. The Sponsor concluded the PLW-208 Study and initiated PLW-216, utilizing improved training, test method and a modified locked predictive algorithm. This PLW-216 Study was a single-phase validation study whereby the predictive algorithm was locked prior to the first patient being enrolled and the IONIQ ProLung Test results were provided to site investigators prior to knowing the subject’s actual diagnosis. The PLW-216 Study enrolled 486 subjects in China at 4 centers led by Dr. Bai, the Chair of the Chinese Alliance against lung Cancer and Director of the Shanghai Respiratory Research Institute (ID: NCT 02726633, registration No 20170226).

●	Final Results. The Validation Study demonstrated improved performance yielding a Sensitivity of 84% Specificity of 73%, Positive Predictive Value (PPV) of 79%, Negative Predictive Value (NPV) of 80% and overall Accuracy of 79% from the US Study PL-208 (ID NCT0156668). This performance is comparable to other diagnostic cancer devices such as Mammogram (~sensitivity of 75%, specificity of 71%) and was demonstrated in a large sample size of 418 subjects included in the final analysis.

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

China. We issued a license to an entity conducting research in China in 2013. This Chinese researcher has independently changed the measurement collection methodology and classifier algorithm of the device. Their 486 patient Validation Study in China using the ProLung technology with the modified measurement collection methodology and modified classifier algorithm was completed in 2019. Preliminary results of the completed research in China have been presented at the 2017 American Thoracic Society International Conference Poster Session, as well as the 2019 International Symposium on Respiratory Diseases (ISRD) & American Thoracic Society (ATS) Joint Medical Conference.

In January 2019, ProLung amended the ProLung China license. The second addendum extends the exclusivity of our licensees’ license and allows ProLung to pursue a US FDA pre-submission review using the licensee’s Chinese clinical Protocol. The purpose of the US FDA pre-submission is to obtain the FDA’s feedback regarding the use of Chinese clinical data to demonstrate safety and efficacy for US FDA marketing clearance. ProLung may use the Chinese study data to support its US FDA application if it follows Good Clinical Practice, compliant with FDA regulations and is applicable to the US Population. The FDA recommends a pre-submission when seeking approval solely on foreign data. However, we believe it is likely FDA will require a smaller US Study replicating China results and showing repeatability. (Guidance for Industry and FDA Staff: FDA Acceptance of Foreign Clinical Studies Not Conducted Under IND Frequently Asked Studies, 21 CFR 314.106, 21 CFR 312.120).

In August 2019, ProLung announced that it amended the ProLung China license. The third addendum supports an expanded full collaboration business relationship wherein Prolung China Co. (“Prolung China”) and subsidiary (ProLung Biotech Wuxi) agree to provide all ProLung Biotech Wuxi Know-How and Improvements and clinical data which are used in Clinical Trials in China (PLW-208 and PLW-216) to ProLung, and other matters

Italy and Switzerland. Four centers in Italy and one center in Switzerland conducted research with the IONIQ ProLung Test under the direction of local clinicians. At three of these sites, the research was part of a sales evaluation program for potential sale of the IONIQ ProLung Test. Subject enrollment at these sites did not conform to research protocols utilized by ProLung. Consequently, the data generated by these clinics were not published by the Company.

At two other sites, Geneva and Florence, additional physician-sponsored research was conducted. It is not known whether these sites conducted research with the IONIQ ProLung Test that was compliant with Good Clinical Practice or whether these patients conformed with the IONIQ ProLung Test patient selection criteria. However, in June 2017, at the World Congress of Thoracic Imaging the Geneva site posted results indicating Test sensitivity of 66% and a specificity of 66%. The positive predictive value was 94% and negative predictive value was 20%. Geneva researchers concluded the IONIQ ProLung Test could lower the need for invasive biopsies, especially in high risk patients. The small number of patients (n=27) precludes definitive conclusions.

Similarly, at a center in Florence, Italy, a study looked at 22 subjects undergoing the IONIQ ProLung Test and PET CT scans. They reported a sensitivity of 75% and a specificity of 50%, with a positive predictive value of 94% and a negative predictive value of 17%. Researchers concluded that the high positive predictive value of the IONIQ ProLung Test suggested utility in the evaluation of solitary pulmonary nodules, adding that further research was warranted. This was presented in the form of a poster at the 2017 American Thoracic Society Conference.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business. We protect our intellectual property through confidentiality and trade secret agreements. We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

Our patent protection is focused upon two key elements of the IONIQ ProLung Test:

1.	The proprietary design of the IONIQ ProLung Test probe and related computer algorithm used to prepare its report.
2.	The proprietary design of a group of algorithms or bioconductance profiles derived from our clinical research.

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

ProLung Patent Applications

Title	Country	Type	Filed (6)	Application #	Patent #
Company Owned Patents
Method for Diagnosing a Malignant Tumor	US (1)	ORD(1)	08/19/2013	13/970496	10,117,596B2
	JP	PCT(5)	10/18/2013	2016-536073	6,337,267
	Korea	PCT(5)	03/16/2016	10-2016-7006923	10-2035381
Enhanced surface and tip for obtaining Bioelectrical signals	US	ORD (1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	US	ORD (1)	10/25/2007	11/978,045	7,603,171
	US	CON (2)	10/13/2009	12/578,329	8,121,677
Licensed Patents
Methods for obtaining quick, repeatable and	US	DIV (3)	11/26/2007	11/944,696	7,536,220
non-invasive bioelectrical signals in living organisms	US	ORD (1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical	US	ORD (1)	7/20/2004	10/895,149	7,937,139
readings in the determination of treatment	JP	PCT (5)	1/15/2007	JP2007-522475	4,911,601

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

(5) Patent Cooperation Treaty Agreement

(6) All patents expire 20 years from the date filed.

ProLung Patent Applications

Country	Patent Application No.	Title
Australia	2013398354	Method for Diagnosing a Malignant Lung Tumor
Canada	2921690	Method for Diagnosing a Malignant Lung Tumor
China	201380079729.6	Method for Diagnosing a Malignant Lung Tumor
EP	2013789409	Method for Diagnosing a Malignant Lung Tumor
US	62/962,484	Noninvasively Locating and Measuring the Lymphatic system
US	62/962,482	Noninvasive Diagnostic Screening and Monitoring of the Body
US	62/962,475	Noninvasive Medical Diagnostics using Electrical Impedance Metrics and Clinical Predictors

Exclusive License Agreements

Effective November 2, 2006, we entered into an exclusive, worldwide, royalty-bearing License Agreement with BioMeridian Corporation (“BMC License”) to use certain patents. Under the agreement, we have the right to the exclusive use of certain patents, patents pending, and related technology in its medical devices and other products until such time that we are no longer utilizing any form, in whole or in part, of the licensed technology to develop, market or sell our products or generate revenues. In return, we agree to incur, and have incurred, a minimum of $4,750,000 in costs to develop and market our products worldwide and to make royalty payments based on a percentage of the aggregate worldwide net sales (as defined in the agreement) of our medical device and other products to the extent they utilize the licensed technology. Specifically, we have licensed from BMC certain design features of the IONIQ ProLung Test including the probe and system, which are described in US patent numbers 7536220, 7542796, and 7937139. In addition, pursuant to the BMC License, we have licensed from BMC the rights to the technology that controls the functionality of the probe.

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

Europe

Under the European Union Medical Device Directive, or EU MDD, medical devices must meet the EU MDD requirements and receive a CE marking certification prior to marketing in the European Union, or EU, which we received for the IONIQ ProLung Test in May 2013. CE marking is the uniform labeling system of products designed to facilitate the supervision and control of the EU concerning manufacturers’ compliance with the various regulations and directives of the EU and to clarify the obligations imposed in the various legislative provisions in the EU. Use of a uniform product labeling indicates compliance with all the directives and regulations required for the application of such labeling, and it is effective as a manufacturer’s declaration that the product meets the required criteria and technical specifications of the relevant authorities such as health, safety, and environmental protection. CE marking ensures free trade between the EU and European Free Trade Association countries (Switzerland, Iceland, Liechtenstein, and Norway) and permits the enforcement and customs authorities in European countries not to allow the marketing of similar products that do not bear the CE marking sign. Such certification allows, among other things, marking the products (according to various categories) with the CE marking and their sale and marketing in the EU.

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

Before the FDA can grant clearance of our de novo application, we must resubmit the application with the results of our clinical studies and resolve or negotiate any existing and new issues identified by the FDA. We are hopeful regarding the resolution of any such issues. As a result of the face-to-face July 16, 2015 meeting with the FDA, submission of a new de novo application and possible changes in the FDA review team make it impossible to predict when, or if, clearance might occur with certainty, nor can we be certain that clearance under the de novo pathway or any other pathway ultimately will be granted.

In February 2020, the FDA designated the IONIQ ProLung Test a Breakthrough Device. Through the Breakthrough Device program, the FDA will provide ProLung with expedited reviews and the Centers for Medicare Medicaid Services (CMS) has provisions for a simpler and faster pathway to reimbursement. This is not a marketing clearance. Furthermore, in 2020 we have received feedback from the FDA regarding the PLW-216 Study.  The FDA has shared concerns regarding, indications for use, risks of the device, mechanism of action, device usability and repeatability, efficacy, PLW-Study design and applicability of the PLW-216 study results to the US population.  We have ongoing meetings with the FDA to address these significant comments from the FDA many of which have not yet been resolved.

●	European Union. CE marking was granted as of May 10, 2013 for the IONIQ ProLung Test which permits the product to be sold throughout the European Economic Area (European Union member states plus Iceland, Liechtenstein and Norway), Switzerland, and Turkey. CE marking requires manufacturers to maintain an ISO 13485 Quality System.

●	China. The CFDA (previously known as the SFDA) roughly follows the FDA model and is the source of clearance for the marketing and sale of medical devices in China. To be sold in China, medical devices must be registered with Chinese health authorities. In February 2014, the Company’s licensor in China received clearance to manufacture the device from the Beijing government. Additional clearances are required to market and sell the device in this market.

After each respective regulatory clearance is obtained, the next step in each of these markets is for insurance companies or government agencies, as applicable, to agree to reimburse providers for the IONIQ ProLung Test. We have not commenced this process in the US or any other market, as we do not yet have marketing authorizations.

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

Manufacturing

We currently manufacture the IONIQ ProLung Test and the IONIQ ProLung Test Kit. When volume requirements exceed current manufacturing capacity, we intend to utilize contract manufacturers for the physical manufacturing of our products. This may afford us numerous benefits, including:

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

Research and Development

The Company spent $2,099,463 and $2,036,792 on company-sponsored research and development during fiscal years ending December 31, 2019, and 2018, respectively.

Employees

As of December 31, 2019, we had six employees. As of June 26, 2020, we had eight employees.

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

As of December 31, 2019, we remain an “emerging growth Company. We believe we will remain an “emerging growth company” through at least December 31, 2020.

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

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary IONIQ ProLung Test in the US and Europe and seeking marketing clearance for the IONIQ ProLung Test in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain. Our net loss for the year ended December 31, 2018 was $7,709,282 and for the year ended December 31, 2019 was $4,619,887.

Our future success depends on our ability to begin generating revenues on a regular and continuing basis and to properly manage costs. Our ability to generate revenues depends on several factors, some of which are outside our control. These factors include our ability to obtain necessary government and regulatory marketing authorizations, our ability to successfully commercialize the IONIQ ProLung Test, our ability to protect intellectual property related to the IONIQ ProLung Test, our ability to obtain coverage and reimbursement for the test procedure from Medicare and other third- party payers, and our ability to effectively market our products. If we cannot expand our revenue significantly over the long term, we will not be profitable.

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

We currently generate no revenue, and we require at least $2.0 million in capital each year to operate our business. We also anticipate requiring additional capital to conduct additional clinical studies prior to submitting an application for FDA clearance for our IONIQ ProLung Test, If we obtain FDA clearance, of which there is no assurance, we will need to obtain significant additional capital in order to execute our sales and marketing go-to-market plan.

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

As of December 31, 2019, we had outstanding Notes and Loans totaling $6,260,484. The balances of our loan obligations are scheduled to come due between 2020 and 2022. If we default under our loan obligations, and we do not have sufficient cash resources to repay the loan, our creditors would have the ability to force us into bankruptcy. As a result of any bankruptcy proceeding, if cash resources were depleted, it is doubtful that there will be any amount available for distribution to our stockholders.

Risks Related to Our Business and Industry

We are in the early stages of commercialization and our IONIQ ProLung Test may never achieve commercial market acceptance.

Our IONIQ ProLung Test is approved and commercially available only in a limited number of countries and will not be available for sale in other countries, including the United States, until clinical development is completed and regulatory authorizations are obtained. Following our de novo application for marketing clearance for the IONIQ ProLung Test from the FDA, in February 2015, we received a letter from the FDA identifying many issues, questions, and concerns in our submission, including issues regarding our proposed risk classification for the test, the study design and analysis plan for the clinical trial intended to support our submission, along with certain other questions. In subsequent communications and meetings with the FDA, we succeeded in addressing a number of the FDA’s concerns, and we were asked to complete a clinical study. In 2018, before breaking the study data blind and analyzing the amassed clinical data for our PL-208 study, we collaborated with the FDA through two formal Pre-Submission Meetings regarding our PL-208 Study Statistical Analysis Plan, study design, device output and statistical approaches. Furthermore, in 2020 we have received feedback from the FDA regarding the PLW-216 Study. The FDA has shared concerns regarding, indications for use, risks of the device, mechanism of action, device usability and repeatability, efficacy, PLW-Study design and applicability of the PLW-216 study results to the US population. We have ongoing meetings with the FDA to address these significant comments from the FDA many of which have not yet been resolved.

The FDA will likely require additional clinical study work and resolve or negotiate the removal of the remaining issues previously identified by the FDA, as well as address issues to be identified in the future, before clearing the IONIQ ProLung Test for marketing. This may never occur. Moreover, the successful commercialization of our product will require significant, time-consuming and costly sales and marketing efforts. If the commercialization of our IONIQ ProLung Test is unsuccessful or we are unable to market our IONIQ ProLung Test due to market developments, failure to obtain and maintain the regulatory authorizations necessary for our business to be commercially viable, development of alternative diagnostics or otherwise, we will be required to expend significant additional resources on research and development to improve our IONIQ ProLung Test. The development of a new test will be subject to the risks of failure inherent in the creation of any innovative new medical technology. These risks include the possibilities that our test will not be effective or of acceptable quality, will fail to receive necessary regulatory authorizations, will be uneconomical to manufacture or market or does not achieve broad market acceptance, and that third parties market a superior or equivalent product. Even if our test is effective, it may not be accepted by patients or physicians. The failure of our research and development activities to result in any commercially viable products would have a material adverse effect on our business and financial condition.

We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

We have no experience commercializing the ProLung System and IONIQ ProLung Test. We currently have no products available for sale. If the IONIQ ProLung Test or our other products in development are not successful at a level sufficient to generate a profit and we are unable to develop additional products, our business will not succeed.

The ability to add to the product suite is subject to the availability of additional funds and certain factors not in our control, such as government policy. We may eventually want to expand the IONIQ ProLung Test to other cancer targets. ProLung does not have clinical data suggesting that the IONIQ ProLung Test is effective in other cancers and the IONIQ ProLung Test may not be effective in other cancers.

We are subject to litigation risk if our IONIQ ProLung Test is not effective.

The nature of the IONIQ ProLung Test as a medical technology platform and the general litigious environment of the market should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations in the future. If the IONIQ ProLung Test does not perform as demonstrated in well controlled clinical trials and as reviewed by the FDA, there could be significant, even life-threatening, adverse consequences. We may be subject to claims against us as a result of the failure of the IONIQ ProLung Test or other devices. We may also be subject to claims even though the injury is due to the actions of others, such as manufacturers or medical personnel. If we are sued, we may not have the resources to defend any such lawsuit or pay any related judgments. In addition, even the existence of a lawsuit will divert management’s attention from the development and commercialization of the IONIQ ProLung Test. Any insurance obtained by us may not adequately cover the amount or nature of any claim asserted against us and we are exposed to the risk that claims may be excluded from insurance coverage and that insurers may become insolvent. Moreover, there may not be any insurance available that would adequately cover all such risks.

We are subject to litigation risk as result of recent our prior offering activities.

We recently experienced a very public proxy battle for control of the board of directors. In that process, both sides of the proxy battle made numerous allegations of wrongdoing by former officers and directors of ProLung. The allegations have led to expressions of frustration and anger by existing shareholders, certain of which have threatened to file lawsuits against ProLung, its former executives and various current and former directors. Complaints by shareholders and former employees have also led to an investigation being opened by the Utah Division of Securities related to the Company’s and individuals’ activities. If any of the threats, allegations and investigations lead to legal actions against the Company or its current or former officers and directors, we will be significantly limited in our ability to raise capital and will be required to expend management time and financial resources on such legal actions. It is unlikely that we would be able to continue as a going concern following any such legal actions.

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

In the US, the IONIQ ProLung Test will be purchased primarily by medical institutions, which will perform the diagnostic procedure using our product and bill various third-party payors, such as Medicare and other government programs and private insurance plans, for the health care services provided to their patients. Acute care hospitals are generally reimbursed by Medicare for items and services provided to hospital inpatients under the Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient admission based upon the Diagnosis- Related Group (“DRG”) to which the inpatient stay is assigned, regardless of the actual cost of the services provided during that admission. If hospitals do not receive sufficient reimbursement from Medicare during an encounter in which our product is used, then a medical institution would have to absorb the cost of our products. At this time, we do not know the extent to which medical institutions would consider current Medicare inpatient payment levels adequate to cover the cost of our products, and we cannot assure you that such amounts are adequate. Failure by hospitals to receive an amount that they consider to be adequate reimbursement for the patient admissions during which our products are used could deter them from purchasing our products and limit our revenue growth. Moreover, DRG-based payments may decline over time, which could deter medical institutions from purchasing our products in the future. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

Under current Medicare hospital inpatient reimbursement policies, the Centers for Medicare & Medicaid Services (“CMS”) offers a process whereby manufacturers may apply for temporary add-on payment for a new medical technology when the applicable DRG-based inpatient prospective payment rate is inadequate to cover the cost of a new product. To obtain add-on payment, a technology must be considered “new,” represent an advance in medical technology that substantially improves, relative to technologies previously available, the diagnosis or treatment of Medicare beneficiaries, and data reflecting the cost of the new technology must not yet be available in the data used to recalibrate the DRGs and the sponsor much show that admissions involving the furnishing of the technology exceed cost thresholds established by CMS for each applicable DRG. If an application is approved, “new technology” add-on payments are made to hospitals for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add- on payments can be made, and cannot assure you that CMS will agree to provide such incremental payments for the IONIQ ProLung Test. Even if the IONIQ ProLung Test receives FDA and other required regulatory clearances or approvals, the diagnostic procedure performed with the test may not receive incremental reimbursement in the foreseeable future, if at all.

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

If the IONIQ ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

Patients may be unwilling to depart from the current standard of care and opt not to undergo the IONIQ ProLung Test. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products. Physicians may not recommend or order the IONIQ ProLung Test until there is long-term clinical evidence to convince them to alter their existing patient management methods, there are recommendations from prominent physicians that the IONIQ ProLung Test is safe, effective, and clinically useful, and that reimbursement or insurance coverage is available. We cannot predict when, if ever, physicians and patients may adopt the use of the IONIQ ProLung Test. If the IONIQ ProLung Test does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early commercial stage companies. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

●	successfully execute our current business plan for the commercialization of the IONIQ ProLung Test, or that our business plan is sound;
●	successfully contract for and establish a commercial supply of components for the manufacture of the IONIQ ProLung Test and the ProLung Scan System;
●	achieve market acceptance of the IONIQ ProLung Test; and
●	attract and retain experienced personnel.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We are a small company and may be unable to compete with larger or better-funded companies that promote competitive technologies.

There are a number of competitive technologies currently being developed as well as refinements being made to existing competitive technologies. Technologies being developed or obtaining limited commercialization for the same intended use as our test include, methylated DNA tests, micro RNA tests, panels of proteins and minimally invasive biopsy. These include the current standard of care for the indication to be claimed for the IONIQ ProLung Test; the use of serial chest CT views over a period often ranging from three months to three and one-half years. To the extent that any of these technologies or refinements result in products that successfully address some of the shortcomings of existing products, or result in quality products that are less expensive, safer or outperform existing tests and the IONIQ ProLung Test, future demand for the IONIQ ProLung Test may be reduced or eliminated.

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

Many competitors offer a range of products in areas other than those in which we propose to compete, which may make such competitors and their products more attractive to surgeons, hospitals, group purchasing organizations, and other potential customers. Many competitors also have significantly more financial resources than us. Competitive pricing pressures or the introduction of new products by competitors could have an adverse effect on our ability to establish market acceptance for the IONIQ ProLung Test. We cannot predict future markets for the IONIQ ProLung Test or other products, and we may not be able to shift production to other products in the event of a lack of market demand for the IONIQ ProLung Test, leading to an accompanying adverse effect on our profitability.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

If we commercialize our IONIQ ProLung Test, we will need to establish arrangements with contract manufacturers to manufacture, package, label, and deliver our products. Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products, or if the prices charged by such manufacturers are higher than anticipated. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA. If any such manufacturers fail to comply with FDA requirements, they may be unable to manufacture our products. In addition, such manufacturers may fail to manufacture our products in accordance with specifications or may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacturing of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of the IONIQ ProLung Test, increase our cost of goods sold and result in lost sales.

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

In developing a preliminary commercialization plan, much of our strategy for the commercialization of the IONIQ ProLung Test will also rely on us entering into various arrangements with licensors, distributors, and other third parties. We have entered into an exclusive license agreement with BioMeridian Corporation to use technology owned by BioMeridian, although such license agreement is subject to claims of breach and likely renegotiation. We have also entered into an agreement with a distributor in Europe to distribute the IONIQ ProLung Test. This distribution agreement is currently in the process of being renegotiated. We may be unable to enter into necessary distribution and licensing agreements to market the product. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of third parties. Failure to enter into or maintain these arrangements with third parties or failure to develop our own sales and marketing infrastructure could substantially impair or even eliminate our ability to market the IONIQ ProLung Test. Our reliance on collaboration with others may adversely affect our ability to continue to operate, pursue our technology development program, or to achieve profitability.

Any clinical trials that we conduct may not be completed on schedule, or at all, or may be more expensive than we expect,which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

The commencement or completion of any clinical trials that we conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not give us the authorization required to start a clinical trial;
●	the data and safety monitoring committee or applicable hospital institutional ethics review board recommends that a trial be placed on hold or suspended;
●	fewer patients meet our clinical study criteria and our enrollment rate is lower than we expected;
●	patients do not return for follow-up as expected;
●	clinical trial sites decide not to participate or cease participation in a clinical trial;
●	patients experience adverse side effects or events related to our IONIQ ProLung Test or for unrelated reasons;
●	third-party clinical investigators do not perform our clinical trials on schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	we fail regulatory inspections of our manufacturing facilities requiring us to undertake corrective action or suspend or terminate our clinical trials;
●	governmental regulations require additional testing not currently contemplated in our pivotal trial or implement administrative actions;
●	pre-clinical or clinical data are interpreted by third parties in unanticipated ways; or
●	our trial design is considered inadequate to demonstrate safety and/or efficacy of the product.

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

IONIQ ProLung Tests may produce false positive and false negative results.

A patient may have a low composite risk score as measured by the IONIQ ProLung Test and still have lung cancer. A low composite risk score does not preclude risk for lung cancer. This patient, however, based upon a false negative IONIQ ProLung Test, may be subject to less stringent clinical vigilance. The IONIQ ProLung Test is to be used in conjunction with all available clinical risk factors and findings including physician/health practitioner judgment. Nonetheless, a false negative result generated from the IONIQ ProLung Test may contribute to a patient not receiving a timely diagnosis of or treatment for existing lung cancer.

By contrast, a patient may have a high composite risk score but not have lung cancer. Such a patient may be subject to greater clinical vigilance or unnecessary invasive procedures, such as biopsy, thus subjecting the patient to greater morbidity and potential mortality due to a falsely positive IONIQ ProLung Test. Again, since the IONIQ ProLung Test is to be used in conjunction with other clinical findings, and not as a stand-alone diagnostic test, such a case would be unlikely. Nonetheless, a false positive result generated from the IONIQ ProLung Test may contribute to a patient receiving unnecessary procedures such as CT Scans and lung biopsies. False positive and false negative results would likely erode market acceptance of the IONIQ ProLung Test and would thus harm our business, cash flows and operations.

Our clinical studies may produce unfavorable results.

Unfavorable results could prevent the IONIQ ProLung Test from obtaining FDA and other regulatory authorizations. Unfavorable clinical results may also prevent the Company from adequately commercializing the IONIQ ProLung Test in foreign markets such as the European Union which would harm our business, cash flows and operations. The Company may not have a cost-effective resolution to overcome either of these obstacles.

Our success depends upon our ability to effectively market our products.

If the IONIQ ProLung Test does not achieve market acceptance, we will be unable to generate significant revenues. The commercial success of the IONIQ ProLung Test will depend primarily on convincing healthcare providers to adopt and use the IONIQ ProLung Test. To accomplish this, we, together with any other marketing or distribution collaborators, will need to convince members of the medical community the benefits of the IONIQ ProLung Test through, for example, published papers, presentations at scientific conferences, and additional clinical data. Medical providers will not use our product unless we can demonstrate that our product consistently produces results comparable or superior to existing products and has acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of the IONIQ ProLung Test could be limited. Even if we demonstrate the effectiveness of the IONIQ ProLung Test, medical practitioners may still use other products. If the IONIQ ProLung Test does not achieve broad market acceptance, we will be unable to generate significant revenues, which would have a material adverse effect on its business, cash flows, and results of operations.

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

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations

The novel strain of the coronavirus (COVID 19) identified in China in late 2019 has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The degree to which COVID-19 impacts our operations and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Risks Related to Our Regulatory and Legal Environment

We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

In many countries, we are required to obtain government clearance or approval before we can market and sell a medical device like the IONIQ ProLung Test. Obtaining the necessary clearance or approval is a complex, costly, and time-consuming process, which differs from country-to-country. Failure to comply with the premarket authorization requirements of a country can result in serious penalties, including fines, recalls, seizure of product, suspension of sales, refusal to grant other approvals or clearances, increased requirements for quality control or (in severe cases) criminal prosecution. The imposition of any of the afore-mentioned penalties would adversely affect our business.

We have received a CE Mark for the marketing of the IONIQ ProLung Test in the European Union. We are seeking clearance to sell the IONIQ ProLung Test in the US and plan to seek clearance in other markets. Each market has unique regulatory requirements. In the US, FDA marketing clearance will be required before the IONIQ ProLung Test may be marketed in the US. We expect to be subject to the premarket notification or de novo clearance pathway, but may be subject to premarket approval, which would substantially lengthen (and substantially increase the costs associated with) the regulatory process beyond that which is currently anticipated. As with the FDA review process, there are numerous risks associated with the review of medical devices by foreign regulatory agencies. The foreign regulatory agencies may request additional data to demonstrate the clinical safety and efficacy of a product. It is possible that we may not obtain the clearance or approval required to market the IONIQ ProLung Test in the US or another significant potential market, which would harm our long-term revenue potential.

Even if marketing clearance (or approval) is granted, such clearance (or approval) may include significant limitations on the indicated use(s) for which the product may legally be marketed – i.e., the clearance may not allow us to make the type of claims that we believe we need to make for the IONIQ ProLung Test to be commercially viable. Delays in obtaining regulatory clearance(s) or approval(s) would also harm our financial condition. A failure to obtain required clearances for our desired indication(s) in a timely fashion, particularly in the US, would significantly harm our long-term ability to continue as a going concern.

Even if we receive regulatory clearance or approval for the IONIQ ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

The commercial success of the IONIQ ProLung Test will depend on its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of the IONIQ ProLung Test will depend on a number of factors, including:

●	demonstration of clinical safety, efficacy, and utility;
●	relative convenience and ease of use;
●	the prevalence and severity of any adverse effects;
●	the willingness of physicians to order the IONIQ ProLung Test and of the target patient population to try new medical devices;
●	the introduction of any new products that in the future may become available to compete with the IONIQ ProLung Test;
●	pricing and cost-effectiveness;
●	the inclusion or omission of the IONIQ ProLung Test in applicable treatment guidelines;
●	the effectiveness of our or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in FDA-cleared (or approved) labeling;
●	our ability to obtain and maintain sufficient third-party coverage and reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement.

In addition, even if we obtain regulatory clearances or approvals, the timing or scope of any clearances or approvals may prohibit or reduce our ability to commercialize the IONIQ ProLung Test successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory clearance (or approval) we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the IONIQ ProLung Test not commercially viable. For example, third-party payers may deny coverage for the test or set reimbursement for the IONIQ ProLung Test procedure at a rate that is insufficient to cover provider costs, or regulatory authorities may grant clearance or approval contingent on ProLung’s performance of costly post-marketing clinical trials. Moreover, product clearances and approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of the IONIQ ProLung Test.

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

To the extent that we market the IONIQ ProLung Test in the US, federal healthcare reform may adversely affect the results of our domestic operations. The Patient Protection and Affordable Care Act, or the Affordable Care Act, was enacted in March 2010. The Affordable Care Act included several provisions intended to reduce the volume of medical procedures, which, in turn, could result in reduced demand for our products and increased downward pricing pressure. While the Affordable Care Act is intended to expand health insurance coverage to uninsured persons in the US, the impact of any overall increase in access to healthcare on potential sales of the IONIQ ProLung Test is uncertain at this time. Further, we cannot predict with any certainty what other impact the Affordable Care Act may have on our business.

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

Our PL-208 and PLW-216 clinical studies were designed without input from the FDA. We have received significant comments from the FDA, some but not all of which have been resolved. There can be no assurance that the FDA will approve the design of PL-208 and PLW-216 or any future study, or agree that the results generated in our PL-208 and PLW-216 trial is sufficient for FDA to approve or clear the IONIQ ProLung Test for our desired indication for use. Even if our clinical studies produce favorable results, the FDA may refuse regulatory clearance and or require additional research causing delays in the launch and commercialization of the IONIQ ProLung Test in the US.

Prolung clinical studies have resulted in statistically significant variability and the results may be insufficient to gain marketing clearance from the FDA.

Our clinical studies may produce unfavorable results which could prevent or delay ProLung from obtaining FDA and other regulatory clearances. In November 2018, we reported our PL-209 study results indicating day-to-day variability is repeatable; however, same-day variability is statistically significant with a 2% difference in scores though the clinical impact is unclear. In January 2019, we announced preliminary results for our PL-208 study. In the Validation Set (n=174 subjects), the IONIQ ProLung Test demonstrated a sensitivity of 68%, specificity of 49%, Positive Predictive Value (PPV) of 70%, Negative Predictive Value (NPV) of 47% and an Accuracy of 61%. In, the fall of 2019 we announced the results of PLW-216. In the study of 486 subjects with 418 effective, the IONIQ ProLung Test returned results of 84% sensitivity, 73% specificity, 78% Positive Predictive Value (PPV) and 80% Negative Predictive Value (NPV). The performance from PL-208, PL-209 and PLW-216 are unlikely to be sufficient to gain marketing clearance from the FDA.

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

We have obtained patent protection, through ownership and licensing, for aspects of the IONIQ ProLung Test in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the IONIQ ProLung Test in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents. Any defense of patents could prove to be costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense. In addition, the owner of patented technology that we license may fail to maintain underlying patents or may breach its obligations to us.

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

We may incur significant liability if we infringe the patents and other proprietary rights of third parties, including damages, inability to sell or license the IONIQ ProLung Test without obtaining a license from the patent holder, which may not be available at commercially reasonable terms or at all, and we may have to redesign the IONIQ ProLung Test so that it does not infringe on the third-party patent, which redesign may not be possible or could require substantial funds or time. Although no third party has asserted a claim of infringement against us, in the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of any product that uses these technologies. There may be patents held by others of which we are unaware that contain claims that our product or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. Even if we are ultimately successful in our defense of an infringement case, the costs of litigation would significantly harm our business.

We may need to market the IONIQ ProLung Test under a different name in the EU to avoid the risk of infringement.

We are aware of a company that markets an assay to be used as a liquid biopsy test for lung cancer detection under the name Epi proLung, which is trademarked in the EU. If we market the IONIQ ProLung Test in the EU, we may be subject to the risk of infringement. If we determine, at the time we choose to market the IONIQ ProLung Test in the EU, that we may infringe on this trademark, we might need to change the name under which we market the IONIQ ProLung Test in the EU.

Parts, components, and software incorporated in the ProLung System may become obsolete.

The ProLung System consists of both custom and off the shelf parts and software. As off the shelf components age they may become obsolete requiring ProLung to procure, test and validate replacement components, parts and software for the ProLung System.

We rely on the proper function, availability and security of information technology systems to operate our business, and a material disruption of critical information systems or a material breach in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious code, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation and financial condition, particularly attacks that result in our intellectual property and other confidential information being accessed or stolen. We rely on third-party vendors to supply and support certain aspects of our information technology systems. These third-party systems could also become vulnerable to cyber-attacks, malicious intrusions, breakdowns, interference or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Cyber-attacks could also result in unauthorized access to our systems and products, including personal information of individuals, which could trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity, prompt us to offer credit support products or services to affected individuals and lead to class action or other civil litigation. [We currently do not maintain cybersecurity insurance.] If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians, other health care professionals and employees, be subject to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, operations or financial condition.

Our business is subject to complex and evolving U.S., state and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

The U.S. and many other countries in which we conduct our operations have adopted laws and regulations protecting certain data, including medical and personal data, and requiring data holders and controllers to implement administrative, logical and technical controls and procedures in order to protect the privacy of such data. Individual states have also begun to enact data privacy laws. For example, California’s Consumer Protection Act went into effect on January 1, 2020, giving consumers the right to demand certain information and actions from companies who collect personal information. Internationally, some countries have also passed laws and regulations that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. In addition, regulatory authorities around the world are considering a number of additional proposals concerning data protection. These laws and regulations have been, and may continue to be, inconsistent with each other, requiring different approaches in different jurisdictions. In addition, the interpretation and application of medical and personal data protection laws and regulations in the U.S., Europe, China and elsewhere are often uncertain and in flux. Further, we may incur significant expense in connection with our efforts to comply with those laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices, possibly resulting in fines or orders requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from the EU to the U.S. and other non-EU jurisdictions. For example, the GDPR, which came into application in the EU on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR created a range of new compliance obligations, which could cause us to change our business practices, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 350W. 800 N., Suite 214, Salt Lake City, Utah 84103. We currently lease this property for $3,600 a month. This location is approximately 3,635 square feet of office space.

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

(b) Holders

As of June 26, 2020, there are 4,083,557 shares outstanding held by approximately 800 stockholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In April 2017 the Board of Directors approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers, employees and non-employee agents, consultants, advisers, and independent contractors of the Company or any parent or subsidiary of the Company. The following table sets forth certain information with respect to the Plan and any other plans plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	526,135	$5.86	53,865
Equity compensation plans not approved by security holders	1,255,667	$5.17	N/A
Total	1,781,802	$5.37	53,865

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

Overview

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime an done in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection that will expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA. We remain fully committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test™ for lung cancer.

We believe the IONIQ ProLung Test for lung cancer, in conjunction with the discovery of a nodule by CT scan, provides a more rapid assessment of the risk of malignancy, which must be determined prior to biopsy. Since a lung biopsy is invasive and may require life threatening thoracic surgery, physicians, patients, and insurance companies typically delay biopsy and therapy until the risk of malignancy outweighs the risk of further diagnostic procedures. For these patients, the delay reduces the treatment opportunity window and may cause sustained emotional trauma.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Fiscal Year Ended December 31, 2019, compared to Fiscal Year Ended December 31, 2018

Revenue and Cost of Revenue.

During the year ended December 31, 2019 or 2018, we had no revenue.

Operating Expenses

Research and Development Expense. Research and development expense for the year ended December 31, 2019 was $2,099,463 compared to research and development expense of $2,036,792 for the year ended December 31, 2018; representing an increase of $62,671. The increase was due to the following events:

During 2019, we amended a license agreement with ProLung China. The license agreement was amended whereby ProLung China will provide us its clinical trial data, know-how and improvements which we will use outside the greater China area. As part of this agreement we committed to pay ProLung China $560,000 and issue shares based on the completion of certain milestones. During 2019 we recorded apporoximately $1,450,000 of expense under this agreement.

During 2018, we entered into an agreement with our then Chief Medical Officer resulting in a total additional expense of approximately $300,000. We also recorded approximately $450,000 of stock-based compensation during 2018 related to our 2017 stock option grant to our employees classified as research and development employees in full or in part. Also, during 2018, due to the uncertainty of when the Company would receive revenue and in anticipation of future research projects, on December 31, 2018 the Company reassigned all of inventory to research and development supplies.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2019, was $1,464,515, compared to selling, general, and administrative expense of $2,494,455 for the year ended December 31, 2018, representing a decrease of $1,029,940. This decrease was due to allocating our limited cash resources to essential activities and eliminating all non-essential administrative activities. During 2018, we incurred significant travel, legal, professional and consulting expense related to investor relations, public relations, company awareness and indirect costs incurred as we concluded the public offering process. However, in February 2018, we elected to terminate our relationship with our underwriters and cancelled the offering.

Other Expense. Other expense for the year ended December 31, 2019 was $1,055,909 as compared to $3,178,035 for the year ended December 31, 2018. The decrease costs consist of the following:

●	Interest Expense / Loss on Debt Extinguishment – From March through May 2018, we issued approximately $3 million in 8% convertible promissory notes. The convertible notes were issued with a beneficial conversion feature and cash and equity loan costs. Under these new notes, we incurred both interest and the amortization of discount. Interest decreased from 2019 ($407,358) to 2018 ($695,022) due to a higher amortization of the discount during 2018. However, during 2019, we reduced the conversion price of the convertible notes which resulted in a debt extinguishment whereby we recorded a loss of $648,551.

●	Write-Off of Deferred Offering Costs – During 2017 and 2018, the Company filed a Registration Statement and numerous amendments related to a potential public offering of the Company’s common stock. There was no assurance that any shares would be offered and sold pursuant to such Registration Statement. Through February 2018, the Company incurred cash offering costs totaling $303,401 which were to be offset against the proceeds received if such offering was completed. In February 2018, the Board suspended the offering, and in June 2018, the Board decided not to pursue the public offering in the near future and the Company wrote-off the deferred offering costs to expense.

●	Impact of Warrant Restructure – In December 2018, the Board decided to lower the exercise price of certain warrants issued in 2016 and 2017 with an original exercise price of $12 to $5.20 per share. The Company recorded the $2,179,612 difference in fair value of the warrants before and after the change as an impact of warrant restructure.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2019 and 2018:

	December 31,
	2019	2018

Cash	$207,421	$249,286

Current assets	212,848	273,539
Current liabilities	(2,535,877)	(507,353)

Working capital deficit	$(2,323,029)	$(233,814)

We need additional capital to continue our operations. During the year ended December 31, 2019, we completed a financing in which we were able to satisfy our capital requirements. We continue to need additional funds to fund operations and obtain FDA clearance to market the IONIQ ProLung Test. If we receive FDA clearance, of which there can be no assurance, we expect that our need for capital will expand. Given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements, adequacy of available funds and ability to raise necessary capital will depend on many factors including:

●	our completion of our current clinical study and the extent to which the results are positive;

●	our ability to obtain regulatory clearance in markets outside of Europe, including in the US;

●	our ability to successfully commercialize our IONIQ ProLung Test, ProLung System, and related products and the market acceptance of these products;

●	the timing of our orders, if any, and the pricing and payment terms of those orders;

●	reimbursement for our IONIQ ProLung Test by Medicaid, Medicare and private third-party payors;

●	our ability to establish and maintain collaborative arrangements with distributors for the development and commercialization of certain product opportunities;

●	the cost of manufacturing and production scale-up;

●	our financial results;

●	the cost and availability of capital generally; and

●	the occurrence of unexpected adverse expenses or events.

Notes Payable

Since our inception, the principal source of our financing has come from the issuance of equity securities and from debt financing. As of December 31, 2019, our outstanding debt financing includes the following notes payable.

Convertible Notes Payable

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest are due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at a conversion price of $3.20 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. Through December 31, 2019, we have issued $5,643,243 in convertible promissory notes and incurred cash fees of $391,400 and issued related to these notes.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2019 and 2018 is as follows:

	For the Year Ending
	December 31,
	2019	2018

Operating activities	$(1,394,115)	$(3,056,367)
Investing activities	-	8,539
Financing activities	1,352,250	2,660,475

Net decrease in cash	$(41,865)	$(387,353)

Operating Activities

For the fiscal year ended December 31, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $2,734,209 for impact of stock-based compensation, amortization of research and development agreement, loss on debt restructure, and depreciation.

For the fiscal year ended December 31, 2018, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $4,467,653 for impact of warrant restructure, stock-based compensation, amortization of debt discount, depreciation and the write-off of deferred offering costs.

Investing Activities

In the year ended December 31, 2019, we had no investing activities. During 2018, we had nominal investing activities.

Financing Activities

During the year ended December 31, 2019 and 2018, cash flows from financing activities totaled $1,352,250 and $2,660,475 related to proceeds received from the issuance of convertible notes and short term loans, net of loan costs paid. During 2019, we also made an initial $150,000 payment on a long-term commitment.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and therefore not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, the following material weaknesses existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. In addition, there were lapses in the Company’s expense documentation and related controls. Due to this material weakness, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None noted

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages, and present principal occupations or employment, and material occupations, positions, offices, or employments for the past five years of our current Directors and executive officers. Unless otherwise indicated, the mailing address of each person listed is in care of IONIQ Sciences, 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103.

Name and Business Address	Age	Position
Jared Bauer	38	Chief Executive Officer, and Director
Michael Garff	37	Director, Chief Operating Officer
Jim Hogan	63	Director
Don Patterson	67	Director
David Nielsen	48	Director
Rich McKeown	73	Director

Jared Bauer. Mr. Bauer, 38, was promoted from interim Chief Executive Officer to Chief Executive Officer of ProLung in October 2019. He was appointed to the ProLung Board of Directors in August 2018 and appointed interim CEO one month later. Mr. Bauer is also Chief Executive Officer of ApolloDx, LLC, an in vitro mobile point-of-care diagnostic company, and the Chief Executive Officer of CibusDx Inc., a company delivering technology that improves food safety testing. In 2012, Mr. Bauer founded Exuro Medical and acquired BurnFree Products. At the time, BurnFree was insolvent, riddled with legal issues and had not shipped product in nearly six months. In just two years with a focus on sustainable revenue generation, he led the Exuro Medical team to expand BurnFree distribution to 58 countries, managing regulatory processes, re-working quality systems and making BurnFree the second largest burn treatment product line in the world. Mr. Bauer also co-founded and led the Idaho Business Council, which is a pioneering, non-partisan collaboration between the state’s business community and all of its research universities to promote Idaho-based research and economic development. Mr. Bauer also serves as a trustee at The Oliver Fund, which is a non-profit he co-founded with his wife.

Jim Hogan. Mr. Jim Hogan, 63, served his entire professional career in the medtech industry in multiple locations in the USA and abroad. After rising to the role of Director of Sales and Marketing for Pfizer Europe in London, he successfully founded two medtech companies and led two others. These four start-up medtech companies were all successfully exited. Mr. Hogan recently retired from Medtronic, one of the world’s largest medtech companies, where he was President of Medtronic Latin America, corporate Vice President, and appointed to the company’s Sr. Executive Committee. Mr. Hogan has deep operational, sales, marketing, and general management expertise with medical devices and therapeutics in some of the smallest and largest medtech companies in the world. Mr. Hogan remains dedicated to health-related philanthropic endeavors from his home in Park City, Utah. Mr. Hogan holds a BA in Chemistry and Psychology in addition to a MBA from the University of Minnesota.

Don Patterson. Mr. Don Patterson, 67, comes to the Board with a broad range of experience. He began his professional career in public accounting and worked for both large and small firms as a CPA for 24 years. During this time, he developed expertise in financial analysis and was significantly involved in merger and acquisition (M&A) activities. He has been involved in multiple boards of directors for companies ranging in size from small, closely-held companies to large privately-held, publicly listed companies. In one instance where he served on the boards of two NASDAQ-listed and affiliated firms as the Chair of the Audit Committee and a member of the Compensation Committee, he was directly involved in the sales negotiation to an investment bank. He has also been one of the founders in various entrepreneurial ventures, including manufacturing, distribution, intellectual property (IP) development and prosecution. His primary pursuit for the past 19 years has been in the development and licensing of patents involving manufacturing processes used in the home products industry. Mr. Patterson currently resides in Gilbert, Arizona and holds a BA degree in accounting from Arizona State University.

David Nielsen. Mr. David Nielsen, 48, is currently a partner at SaltRidge consulting, which is a medtech product development company and Chair/COO of Advanced Conceptions, a start-up in the fertility space. He has 20 years of R&D and leadership experience at BioFire and BioFire Defense (formerly named Idaho Technology), which sold to bioMérieux in 2014. As one of the original Idaho Technology employees, Mr. Nielsen worked in various roles in engineering, management, and business development rising to the position of Vice President of Product Development. He managed a team of more than 70 scientists and engineers who were responsible for developing and launching new medical diagnostic products and supporting the complex regulatory clearance process in the US, EU, and other jurisdictions. Mr. Nielsen holds a BS degree in Mechanical Engineering from Brigham Young University, a Master of Mechanical Engineering from the University of Utah and a MBA from the University of Utah.

Rich McKeown. Mr. Rich McKeown, 73, is the co-founder and Chairman of the Leavitt Partners Board of Directors. Mr. McKeown is re-joining the ProLung Board, as the Leavitt Partners’ corporate designee, after previously serving on the ProLung Board from 2014-2017. Leavitt Partners is a health care intelligence business that understands the emerging role of value in health care. In previous roles, Mr. McKeown served as chief of staff for Mike Leavitt at the U.S. Department of Health and Human Services (HHS). At HHS, he directed and coordinated the activities of the largest department in the federal government, serving as the Secretary’s day-to-day manager for a department that employed 67,000 people and had an annual budget in excess of $840 billion. He also led the negotiations between China and the FDA regarding Drug, Device and Food issues which led to landmark agreements in 2008 and paved the way for the placement of US-FDA offices around the world. Mr. McKeown also served as senior counselor and chief of staff to Administrator Mike Leavitt at the U.S. Environmental Protection Agency (EPA). Mr. McKeown co-authored with Mike Leavitt the highly-acclaimed book titled Finding Allies, Building Alliances. Prior to his public service in Washington, D.C., Mr. McKeown served as chief of staff to Governor Mike Leavitt and as commissioner of the Utah State Tax Commission. Mr. McKeown currently resides in Salt Lake City, Utah and received his juris doctorate from the University of Utah and bachelor’s degree from Ohio University.

Michael Garff. Mr. Garff, 37, has served as our Chief Operating Officer since May 2009. At IONIQ, he obtained US FDA Breakthrough Device Designation and European regulatory approval (CE Mark) for the IONIQ ProLung Test, organized and operates manufacturing, acquired clinical sites at premier cancer hospitals, and designed and implemented a certified ISO 13485 quality management system. Currently, he oversees IONIQ’s product development, manufacturing, clinical studies, regulatory affairs, FDA submissions, quality audits, data analysis, and patents. Prior to IONIQ, he was involved with the Pierre Lassonde Entrepreneur Center where he served as a Director. While there he helped launch several biomedical companies. He holds a BS in Business Finance and an MBA from the University of Utah.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	The Class I director is Jim Hogan. His term will expire at the annual meeting of stockholders to be held later in 2020;

●	The Class II directors is David Nielsen, Rich McKeown and Jared Bauer. Their terms will expire at the annual meeting of stockholders to be held in 2021;

●	The Class III directors are Don Patterson and Michael Garff. Their terms will expire at the annual meeting of stockholders to be held in 2022.

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

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Jim Hogan, David Nielsen and Rich McKeown representing three of our six directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined in the Listing Rules of the Nasdaq Stock Market. The remaining Board of Directors have determined that Jared Bauer (CEO), Michael Garff (COO) and Don Patterson are not independent under the applicable rules and regulations of the SEC, respectively. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Our audit committee consists of Don Patterson (chair) and Michael Garff. Our Board of Directors has determined that Mr. Patterson and Mr. Garff are independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The chair of our audit committee is Mr. Nixon. Our Board of Directors has determined that Mr. Patterson is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulations S-K. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Finance and Compensation Committee

The compensation committee approves the compensation objectives for the Company, the compensation of the chief executive officer and approves, or recommends to our Board of Directors for approval, the compensation for other executives. The compensation committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

Our compensation committee consists of Jim Hogan (chair), David Nielsen and Rich McKeown. Our Board of Directors has determined that Mr. Hogan, Mr. Nielsen and Mr. McKeown are independent and are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the US Internal Revenue Code of 1986, as amended, or Section 162(m). The chair of our Finance and Compensation committee is Mr. Hogan.

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

Involvement in Legal Proceedings

To the best of our knowledge, four of our former directors or executive officers and one current director or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

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

Item 11. Executive Compensation

Executive Compensation

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2019, and 2018. The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2019, (b) the next two most highly compensated executed officers serving as of December 31, 2019, whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2019.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option Awards		All Other	Total
						(1)
Jared Bauer (2)	2019	$96,000	$-	$361,129	(5)	$-	$457,129
	2018	$32,000	$-	$231,191	(5)	$-	$263,191

Steven C. Eror, Former CEO	2018	$161,069	$-	$-		$12,000	$173,069

Mark Anderson, Former CFO and Director (3)	2019	$-	$-	$13,794	(6)	$-	$13,794
	2018	$112,276	$-	$23,140	(6)	$-	$135,416

Michael Garff, Chief Operating Officer (4)	2019	$161,288	$-	$24,977	(7)	$-	$186,265
	2018	$160,868	$-	$23,140	(7)	$-	$184,008

(1)	The amounts represent fees paid or accrued by us to the executive officers for service as a Director on the Board of Directors

(2)

Mr. Bauer was appointed as our interim Chief Executive Officer in August 2018 and promoted to CEO in October 2019. Mr. Bauer is being compensated under a consulting contract of $8,000 per month, which was increased by the Board to $10,000 per month in June 2020.

(3)	Mr. Anderson was appointed as Chief Financial Officer in June 2017 and resigned in September 2018. Mr. Anderson was appointed to the Board of Directors in June 2018 and resigned in June 2019.

(4)	Mr. Garff was appointed to the Board of Directors in June 2018.

(5)	Includes the aggregate grant date fair value of options to purchase 127,000 and 50,000 shares of common stock issued Mr. Bauer during 2019 and 2018, respectively in accordance with FASB ASC. Options related to Mr Baur’s service as CEO during the years ended December 31, 2019 and 2018 totaled 119,000 and 45,000, respectively. Options related to service as a director during 2019 and 2018 totaled 8,000 and 5,000, respectively.

(6)	Includes the aggregate grant date fair value (per FASB ASC guidelines) of options to purchase 5,000 and 5,000 shares of common stock issued to Mr. Anderson for his service as a director during 2019 and 2018, respectively.
(7)

Includes the aggregate grant date fair value (per FASB ASC guidelines) of options to purchase 9,000 and 5,000 shares of common stock issued to Mr. Garff for his service as a director during 2019 and 2018, respectively.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2019:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid	Stock Awards	Option Awards	Other	Total

David Nielsen (1)	$-	$-	$16,887	$-	$16,887
Don Patterson (2)	$-	$-	$21,109	$-	$21,109
Jim Hogan (3)	$-	$-	$21,109	$-	$21,109
Rich McKeown (4)	$-	$-	$11,183	$-	$11,183
Robert Raybould, Former Director (5)	$-	$-	$26,377	$-	$26,377
J. Scott Nixon, Former Director (6)	$-	$-	$20,690	$-	$20,690

(1) Represents the aggregate grant date fair value of options to purchase 6,000 shares of common stock issued in accordance with FASB ASC Standards.

(2) Represents the aggregate grant date fair value of options to purchase 7,500 shares of common stock issued in accordance with FASB ASC Standards.

(3) Represents the aggregate grant date fair value of options to purchase 7,500 shares of common stock issued in accordance with FASB ASC Standards.

(4) Represents the aggregate grant date fair value of options to purchase 4,000 shares of common stock issued in accordance with FASB ASC Standards.

(5) Represents the aggregate grant date fair value of options to purchase 9,500 shares of common stock issued in accordance with FASB ASC Standards.

(6) Represents the aggregate grant date fair value of options to purchase 7,500 shares of common stock issued in accordance with FASB ASC Standards.

Director Compensation Arrangements

Currently there are no formal arrangements for compensation to the members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of June 29, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,083,557 shares of our common stock issued and outstanding as of June 26, 2020. Unless otherwise indicated, the address of each person listed is in care of ProLung, 350W. 800 N., Suite 214, Salt Lake City, Utah 84103.

Name of Beneficial Owner, Officer or Director	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Shares Beneficially Owned

Eric Sokol	328,189	8.0%
ProLung China	278,053	6.8%
Michael Garff, Chief Operating Officer (3)	108,625	2.6%
Jared Bauer(4)	186,000	4.4%
Don Patterson(5)	100,625	2.4%
All Executive Officers and Directors as a Group (nine persons)	425,750	9.6%

(1)	The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)	Each current member of the Board of Directors has been awarded options to purchase shares of common stock for services on the Board.

(3)	Includes 49,250 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(4)	Includes 186,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Includes the assumed conversion of convertible debt into 88,125 shares of common stock. Also, includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements described herein, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year-end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family or household had or will have a direct or indirect material interest, other than the transactions described below.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence of the Nasdaq Stock Market. Under these rules, Jared Bauer and Michael Garff are not independent due to current and former employment with the Company. All other directors, namely Jim Hogan, David Nielsen, Don Patterson and Rich McKeown are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of MaloneBailey, LLP (“MaloneBailey”) and Sadler, Gibb & Associates LLC (Sadler Gibb), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services. The Company switched from MaloneBailey to Sadler Gibb after the 2Q19 10-Q.

	2019	2018
Audit Fees	$45,000	$59,000
Audit-Related Fees	-	28,000
Tax Fees	-	-
All Other Fees	-	-
Total	$45,000	$87,000

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

The Audit Committee has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee) approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2019 and 2018 were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

●	Reports of Independent Registered Public Accounting Firms

●	Consolidated Balance Sheets as of December 31, 2019 and 2018

●	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

●	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018

●	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

●	Notes to the Consolidated Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ProLung, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProLung, Inc. (“the Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues and has incurred substantial and recurring losses to date from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

Salt Lake City, UT
July 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ProLung, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProLung, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

April 16, 2019

ProLung, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2019	2018

Assets
Current Assets
Cash	$207,421	$249,286
Prepaid expenses	5,427	24,253
Total Current Assets	212,848	273,539

Property and equipment, net	135,633	46,699
Intangible assets, net	137,054	146,614

Total Assets	$485,535	$466,852

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$387,739	$263,620
Accrued liabilities	636,207	243,733
Short term loans payable	105,000	-
Payable for research and development - current	200,000	-
Convertible notes payable - current	1,206,931	-
Total Current Liabilities	2,535,877	507,353

Long-Term Liabilities
Payable for research and development agreement - long term	210,000	-
Convertible notes payable, related party, net - long-term	193,346	150,000
Convertible notes payable, net - long-term	4,242,966	3,386,868
Total Long-Term Liabilities	4,646,312	3,536,868

Total Liabilities	7,182,189	4,044,221

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,068,557 and 3,861,849 shares issued and outstanding, respectively	4,069	3,862
Additional paid-in capital	27,083,391	25,582,996
Accumulated deficit	(33,784,114)	(29,164,227)
Total Stockholders’ Deficit	(6,696,654)	(3,577,369)

Total Liabilities and Stockholders’ Deficit	$485,535	$466,852

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2019	2018
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	2,099,463	2,036,792
Selling, general and administrative expense	1,464,515	2,494,455
Total operating expenses	3,563,978	4,531,247
Loss from operations	(3,563,978)	(4,531,247)
Other income (expense):
Loss on debt extinguisment	(648,551)	-
Warrant restructure	-	(2,179,612)
Write-off of deferred offering costs	-	(303,401)
Interest expense	(407,358)	(695,022)
Total other expense	(1,055,909)	(3,178,035)
Net loss	$(4,619,887)	$(7,709,282)

Basic and diluted loss per share	$(1.19)	$(2.00)

Weighted-average common shares outstanding, basic and diluted	3,895,673	3,861,848

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2019

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2017	3,861,849	$3,862	$21,387,907	$(21,454,945)	$(63,176)

Stock-based compensation	-	-	1,276,213	-	1,276,213
Revaluation of warrants	-	-	2,179,612	-	2,179,612
Warrants issued to convertible debt placement agent	-	-	275,281	-	275,281
Beneficial conversion feature	-	-	463,983	-	463,983
Net loss	-	-	-	(7,709,282)	(7,709,282)
Balance, December 31, 2018	3,861,849	3,862	25,582,996	(29,164,227)	(3,577,369)

Shares issued under research and development agreement	278,053	278	889,492	-	889,770
Shares cancelled by former directors	(71,345)	(71)	71	-	-
Stock-based compensation	-	-	559,122	-	559,122
Warrants issued to convertible debt placement agent	-	-	51,710	-	51,710
Net loss	-	-	-	(4,619,887)	(4,619,887)
Balance, December 31, 2019	4,068,557	$4,069	$27,083,391	$(33,784,114)	$(6,696,654)

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,619,887)	$(7,709,282)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	54,179	38,996
Gain on sale of equipment	-	(3,294)
Share-based compensation	559,122	1,276,213
Shares issued under research agreement	889,770	-
Amortization of research and development agreement	560,000	-
Transfer of inventory to research and development	-	263,999
Loss on debt extinguishment	648,551	-
Amortization of loan discount/loan fees	22,857	408,726
Warrant restructure	-	2,179,612
Write-off of deferred offering costs	-	303,401
Change in assets and liabilities:
Inventory	-	(8,362)
Prepaid expenses	18,826	7,591
Accounts payable	79,993	(32,298)
Accrued liabilities	392,474	218,331
Net cash flows used in operating activities	(1,394,115)	(3,056,367)

Cash flows from investing activities:
Proceeds from sale of equipment	-	8,539
Net cash flows provided by investing activities	-	8,539

Cash flows from financing activities:
Payment for placement of convertible notes payable	(25,000)	(322,275)
Payment on long-term payable	(150,000)	-
Proceeds from short term notes payable	105,000	-
Proceeds from convertible notes payable - related party	50,000	-
Proceeds from convertible notes payable	1,372,250	2,982,750
Net cash flows provided by financing activities	1,352,250	2,660,475

Net decrease in cash	(41,865)	(387,353)
Cash at beginning of period	249,286	636,639
Cash at end of period	$207,421	$249,286
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48,145	$48,277
Supplemental disclosure of non-cash investing and financing activities:
Debt discount on convertible notes - warrants	$95,835	$275,281
Payment of research and development agreement with long term payable	$560,000	$-
Leasehold improvements purchased through convertible note	$133,553	$-
Cancellation of former board shares	$71	$-
Beneficial conversion feature	$-	$463,983

The accompanying notes are an integral part of these consolidated financial statements.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as “ProLung.” In May 2020, the Company announced a dba IONIQ Sciences. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

Principles of Consolidation – During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and is included in the accompanying financial statements from the date of its formation. Subsequent to December 31, 2019, the Company dissolved this entity.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) approval, the Company will not achieve its planned level of operations in the United States. The Company does have a Conformité Européene or CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consists principally of cash. The Company has cash balances during the years ended December 31, 2019 and 2018 in excess of federally insured limits. The Company places its cash with a high credit quality financial institution.

Fair Value of Financial Instruments – For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2019 or 2018.

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

Inventory – Inventory is valued at the lower of cost or market value, with cost determined based on the first-in-first-out method. The estimated cost of inventory not expected to be converted to cash within one year is reflected as “Inventory, noncurrent” in the consolidated balance sheets, although all inventory is ready and available for sale at any moment. During 2018 we wrote off all inventory amounts to research and development expense.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Property and Equipment – Property and Equipment is stated at cost and depreciated using the straight-line method over useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the results of operations.

Intangible Assets – As further discussed in Note 5 to these consolidated financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement. These intangible assets are being amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

Impairment or Disposal of Long-Lived Assets - Long-lived assets are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record an asset impairment charge for either of the years ended December 31, 2019 and 2018.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2019 and 2018, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

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

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2019 and 2018, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	December 31,
	2019	2018
Warrants to purchase shares	1,255,667	1,227,809
Stock options	526,135	310,635
Convertible notes	1,774,351	698,919

Foreign Currency Policy – Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated into the Company’s functional currency at the rates prevailing on the balance sheet date. Exchange differences arising on the settlement of monetary items, and on the retranslation of monetary items, are reported as other income (expense) and included in net loss for the period. The Company had no foreign currency transactions during 2019 or 2018.

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

Leases – In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 would be effective for the Company’s 2019 fiscal year; however, since the Company is an Emerging Growth Company and has made the election to adopt certain accounting standards when they would be applicable for private companies which is the fiscal year beginning January 1, 2020. The Company will use the modified retrospective basis. The Company entered into a three year lease agreement in May 2019 and management is evaluating how the implementation of this standard will affect its 2020 balance sheet and statement operations.

Stock Compensation – In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Since the Company is an Emerging Growth Company this standard is applicable fiscal years beginning after December 15, 2019. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

Note 2 – Inventory

Inventory principally consisted of the cost of materials purchased and assembled during the years ended December 31, 2018. The cost of inventory also included the costs of direct labor for the assembly and certain indirect costs incurred in connection with purchasing of parts and the assembly of products. Due to the uncertainty of when the Company would receive revenue and in anticipation research projects, on December 31, 2018 the Company reassigned all inventory to research and development supplies.

Note 3 – Research and Development Agreement

On July 29, 2019, the Company amended a license agreement dated April 10, 2013 between the Company and ProLung Biotech Wuxi / ProLung China (Wuxi). The original agreement allowed Wuxi to utilize the Company’s technology in China in return for royalty payments based on ProLung China’s revenues. Wuxi has yet to earn any revenue but has been conducting clinical trials. The license agreement was amended whereby Wuxi will provide the Company its clinical trial data, know-how and improvements which the Company will use outside the greater China area. This amendment further requires full collaboration (i.e., protocols and methodologies) between the two entities. In consideration for such trial data and know-how, the Company will make cash payments to Wuxi of up to $560,000 and issue up to 347,566 shares of common stock upon the completion of certain events.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company will issue and value the shares as the following conditions are met:

●	139,027 shares upon Wuxi delivering their know-how and improvements to the Company plus up to 200 hours of operator training. This condition was met in October 2019.
●	69,513 shares upon delivering information and materials from Wuxi’s Clinical Trial Data (PLW-216) for the purpose of review and monitoring which are sufficient for the Company to use in the US FDA Pre-sub mission review process. This condition was met in December 2019.
●	69,513 shares upon Wuxi transferring to the Company upon the Company’s request for the completed China Clinical Trial Data (PLW-216). This condition was met in December 2019.
●	69,513 shares upon Wuxi losing the sites of the validation study utilizing Wuxi know how and improvements for submission to the US FDA for approval. This condition has yet to be met.

Through December 31, 2019, 278,053 shares had been issued based on conditions being met for a value of $889,770. The value of the stock issued was based on the conversion rate of convertible debt being issued at the time the conditions were met. The final 69,513 shares will be issued once the final milestone is met.

The cash payments are payable as follows: $150,000 in October 2019; $100,000 in April 2020; $85,000 in October 2020; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022. The Company made $150,000 in payments through December 31, 2019 the remaining $410,000 is payable through April 2022. Once the initial milestone was met in October 2019 the entire $560,000 was recorded as research and development expense.

Note 4 – Property and Equipment

Property and equipment consists of the following at December 31, 2019 and 2018:

		December 31,
	Life	2019	2018

Leasehold improvements	3 Years	$133,553	$-
Computer equipment	3 years	31,392	31,393
Office equipment	3 to 5 years	19,152	19,151
Tooling	5 years	92,228	92,228

		276,325	142,772
Less accumulated depreciation		(140,692)	(96,073)

Property and equipment, net		$135,633	$46,699

Depreciation expense for the years ended December 31, 2019 and 2018 was $44,619 and $29,434, respectively.

Note 5 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300. These patents will be amortized over 220 months (18.3 years), at a rate of $797 per month, or $9,562 per year. During the years ended December 31, 2019 and 2018 the Company recognized amortization expense of $9,562 each year. At December 31, 2019, there was accumulated amortization of $38,246.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018

Accrued interest	$524,136	$187,779
Accrued royalties	17,873	17,873
Accrued settlement	55,000	-
Accrued payroll and payroll taxes	39,198	38,081

Accrued liabilities	$636,207	$243,733

Note 7 –Notes Payable

Short-term loans payable

The Company issued short term loans totaling $105,000 during 2019 for working capital. These loans are due on demand and accrue interest at 14.5%. The principal is due in cash and the accrued interest can be paid either in cash or common shares. At December 31, 2019, there was $5,982 in accrued interest related to these notes.

Convertible Notes Payable

2015 Convertible Note Issuances

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

2018 Convertible Note Issuances

During 2018, the Company issued 8% convertible notes. The convertible notes were unsecured. Principal and accrued interest were due two years from the date of issuance. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of the Company’s common stock originally at a conversion price of $6.30 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. Under the original terms, if the Company completed a public offering of its common stock, the convertible notes and accrued interest automatically convert into common stock at the lower of i) 90% of the public offering price or ii) $6.30 per share. During 2018, the Company issued $2,982,750 in convertible notes; $150,000 of which from a current board member.

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

In January 2019, the Board proposed, and a majority of the note holders agreed, to a modification to the convertible notes by extending the maturity date to March 2022 and decreasing the conversion price to $5.20 per share which was deemed to be the fair value of the common stock on the date of the modification. Due to the significance of the change in conversion price $2,862,750 of notes payable were considered extinguished and reissued. The Company recognized interest expense of $4,263 and a loss of $633,628 related to the deemed extinguishment.

On April 15, 2019, the Board agreed to decrease the conversion rate of certain convertible notes to $3.20 per share. Due to the significance of the change in conversion price, $3,232,750 of notes payable ($2,982,750 of 2018 issuances and $250,000 in 2019 convertible notes described below) were considered extinguished and reissued. The Company recognized an additional loss of $14,923 as a result of this deemed extinguishment. These modifications did not require recording a beneficial conversion feature.

2019 Convertible Note Issuances

During the year ended December 31, 2019, the Company issued $1,555,803 in convertible notes; $50,000 of which from a current board member. The Company received cash proceeds of $1,422,250 and settled $133,553 in leasehold improvements. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share ($250,000 of these notes were originally convertible at $5.20 and reduced in April 2019 as described above). The notes are due March 2022. Since these notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $69,125 of loan costs and issued 21,608 warrants to a broker related to these loans. These warrants are exercisable at $3.20 and expire in ten years. The value of the warrants was $51,710 ($2.39 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5.0 years
Exercise price	$3.20
Expected volatility	100%
Expected dividends	n/a
Risk-free interest rate	1.83%

The $120,835 in loan costs incurred will be amortized as a component of interest expense over the term of the convertible notes. During the year ended December 31, 2019, the Company recognized interest expense of $18,594 related to the amortization of the loan costs. As of December 31, 2019, the unamortized balance loan costs is $102,241.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Convertible notes payable is summarized as follows :

	December 31,
	2019	2018
Convertible notes payable; unsecured; interest at 8%; due March 2020 (included related party amount of $150,000); balance transferred to March 2022 notes	$-	$2,982,750

Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $200,000)	4,538,553	-

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Unamortized discount and loan costs (includes related party amount of $6,654)	(102,241)	(652,813)
Notes payable, net	$5,643,243	$3,536,868

Less: current portion, net	(1,206,931)	-

Convertible notes payable - long term, net	$4,436,312	$3,536,868

Note 8 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The Board has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2019, and 2018, the Board has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 9 – Common Stock

Common Stock Issued for Services

See Note 3 for common stock issued under a research and development agreement.

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

Return of Former Board Member Shares

As part of a settlement with the Utah Division of Securities (further discussed in Note 12), certain former directors of the Company returned 71,345 shares of common stock. There was no consideration given to these shareholders for the return of the shares.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Warrant Restructure

During 2016 and through May 2017, the Company issued equity under a private placement agreement. As part of the offering, a total of 697,293 warrants were issued with an initial exercise price of $12 per share. In December 2018, the Board decided to lower the exercise price of these warrants to $5.20 and extended the maturity date to March 2022. The Company recorded the $2,179,612 difference in fair value as a warrant restructure expense. The fair value(s) were derived using the Black Scholes pricing model with the value before being $0.31 per warrant ($212,987) based on an exercise price of $12, risk-free interest rate of 2.39%, expected volatility of 156%, expected life of 0.20 years, and expected dividend yield of zero; the value after was $3.43 per warrant ($2,392,599) based on an exercise price of $5.20 risk-free interest rate of 2.66%, expected volatility of 147%, expected life of 1.64 years, and expected dividend yield of zero.

Note 10 – Common Stock Options

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

The total number of initial shares of Common Stock authorized for issuance under the Plan is 500,000 shares. The authorized shares will automatically increase on January 1 of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. If the automatic increases are not limited by the Board, there will be 900,000 shares of common stock authorized under the Plan in January 1, 2027. At December 31, 2019 there were 53,865 options available under the plan.

Issuance of Stock Options under the Plan

2019 Board and Employee Option Grants

In June 2019, the Board’s approved the issuance of 135,000 options to employees of the Company at an exercise price of $3.20 per option. These options vest monthly over one year. The fair value of these options was $2.87 per option or $387,730 and will be expensed over the relative vesting period. During 2019, 2,500 of these options have been forfeited.

As part of an agreement for their service during 2019 current and former Board members accepted the issuance of 83,000 options to Board members at exercise prices ranging from $3.20 to $5.20 per option. These options vested upon issuance. The fair value of these options was $2.77 per option or $230,047 and was expensed upon grant.

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The fair value of these options was $2.93 and $5.47 per option for the year ended December 31, 2019 and 2018. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

	2019	2018

Expected life	5.3 years	5.0 years
Exercise price	$3.64	$6.75
Expected volatility	138%	132%
Expected dividends	n/a	n/a
Risk-free interest rate	1.82%	2.71%

The Company recorded an expense of $549,747 and $1,410,409 for the year ended December 31, 2019 and 2018 related to these options. The $164,240 remaining unrecognized expense will be recognized through June 2020.

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

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

A summary of option activity for the years ended December 31, 2019 and 2018 is presented below:

				Weighted	Aggregate
		Weighted		Average	Intrinsic
	Shares	Average		Remaining	Value of
	Under	Exercise		Contractual	Vested
	Options	Price		Life	Options
Outstanding at December 31, 2017	331,000		$8.05	10.0 years
Issued	145,954		$6.75
Adjustment	(75,000)		$12.00
Forfeited/Expired	(91,319)		$8.19
Outstanding at December 31, 2018	310,635		$7.41	9.2 years	$-
Vested at December 31, 2018	276,823		$7.34	9.2 years	$-

Outstanding at December 31, 2018	310,635		$7.41	9.2 years
Issued	218,000		$3.59
Adjustment	-		$-
Forfeited/Expired	(2,500)	S	3.20
Outstanding at December 31, 2019	526,135		$5.85	8.7 years	$-
Vested at December 31, 2019	461,135		$6.23	8.6 years	$-

Total stock-based compensation expense from options and warrants (Note 11) and related amortization have been included in the consolidated statements of operations as follows:

	For the Year Ending
	December 31,
	2019	2018

Research and development expense	$97,433	$634,205
Selling, general and administrative expense	461,689	642,008

Total share-based compensation	$559,122	$1,276,213

Note 11 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 7 for 21,608 and 47,186 warrants issued as part of loan issuance costs during the years ended December 31, 2019 and 2018, respectively.

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through May 2020. A member of this consulting firm is also on the Board. Through December 31, 2019, 9,375 warrants had been issued. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued was $21,803 and recorded as an expense during the period. The weighted-average assumptions used for these warrant shares were risk-free interest rate of 1.56%, expected volatility of 146%, expected life of 2.5 years, and expected dividend yield of zero.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

A summary of warrant activity for the years ended December 31, 2019 and 2018 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2017	1,184,998	$9.16	1.9 years
Issued	47,186	$7.29
Exercised	-
Expired/Forfeited	(4,375)	$8.57
Outstanding at December 31, 2018	1,227,809	$5.21	3.4 years
Issued	30,983	$3.44
Exercised	-
Expired/Forfeited	(3,125)	$4.00
Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years

Note 12 – Commitments and Contingencies

Research and Development Agreement

See Note 3 Research & Development Agreement for commitment to ProLung China under a research and development agreement.

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September and incurred $14,400 in lease expense as it relates to this lease during the remainder of 2019. The remaining minimum lease expense is expected to be $43,200 for 2020 and 2021and $14,400 for 2022.

The Company also incurred $133,553 in leasehold improvements that were settled with a convertible note payable (Note 7). These improvements will be amortized through April 2022.

Utah Division of Securities

On April 23, 2019, the Utah Division of Securities (the “Division”) filed a Notice of Agency Action and an Order to Show Cause before the Division of Securities of the Department of Commerce of the State of Utah against the Company, Jared Bauer (Bauer) and former Board Members (Clark Campbell, Tim Treu, Todd Morgan and Robert Raybould).

In January 2020, the Division issued a Stipulation and Consent Order which set forth the following: 1) the Company agrees to settle the matter with the Division by way of the Stipulation and Consent Order; 2) the Stipulation and Consent Order fully resolves all claims the Division has against the Company pertaining to the Order to Show Cause; 3) the Division, the Company and Bauer, agree to promptly file a stipulation and joint motion to dismiss the Company and Bauer from this administrative action, with respect to Count 1 against the Company and Bauer (the only claim brought against Bauer); 4) In or about April 2014, the Company Board of Directors circulated a consent agreement regarding the issuance of 72,763 Company stock certificates to select members of the Company Board of Directors in connection with “financing services provided” by those members; 5) In or about April 2014, the Company issued stock grants of 27,000 shares to Robert W. Raybould, 2,044 shares to Steve Eror, 7,969 shares to Tim Treu; 24,188 shares to Clark Campbell; and 12,188 shares to Todd Morgan; 6) Subsequent to issuance of those shares, ProLung was informed by counsel of potential consequences for Pro Lung employing unlicensed agents and individuals receiving the shares as compensation directly for sale of securities without a securities license, as opposed to receiving shares as compensation for generalized board service. Subsequently, no further shares were issued as compensation for fundraising. Mr. Eror returned his shares to the Company. However, Raybould, Treu, Campbell and Morgan did not return their shares to the Company. The Company did not disclose the potential licensing violation until on or about December 3, 2018, in its Note Purchase Agreements.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Note 13 – Income Taxes

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2019 and 2018:

	December 31,
	2019	2018

Net operating losses	$6,190,000	$5,309,400
Research and development credit carryforward	209,900	177,800
Depreciation and amortization	(8,100)	(8,500)
Valuation allowance	(6,391,800)	(5,478,700)
Net Deferred Tax Asset	$-	$-

As of December 31, 2019, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2019 and 2018 is set forth below:

	For the Year Ended
	December 31,
	2019	2018

Net loss	$(1,201,000)	$(2,004,000)
Non-deductible expenses and other	287,900	976,600
Change in valuation allowance	913,100	1,027,400
Benefit from income taxes	$-	$-

As of December 31, 2019, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $23.8 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2039. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2016. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2014. During the years ended December 31, 2019 and 2018, the Company did not incur interest and penalties.

ProLung, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

Subsequent to December 31, 2019, the Company has raised approximately $1.6M in convertible notes. These notes are convertible at $3.20 per share bear interest at 8% and mature in March 2022. As part of the proceeds received 52,947 warrants were issued as part of loan issuance costs.

During 2020, the Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $126,000. under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures in April 2025 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The future impacts of the pandemic and any resulting economic impact are largely unknown and evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.

In May 2020, the Company issued 15,000 shares to a consultant for services rendered.

At March 31, 2020 and June 30, 2020 the Company issued 13,000 options, for a total of 26,000 options, to Directors for their services rendered. These options have exercise prices ranging from $2.47 to $3.20 per share.

As part of a consulting agreement discussed in Note 11 we issued 11,250 warrants at $4.00 per share during 2020 to satisfy this agreement.

In May 2020, the Company issued 73,887 options to employees at an exercise price of $2.47. These options vest over four years and expire in 10 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC.

July 15, 2020	By:	/s/ Jared Bauer
Date		Jared Bauer
Chief Executive Officer (Principal Executive and Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jared Bauer	Chief Executive Officer	July 15, 2020
Jared Bauer	(Principal Executive and Accounting Officer)

/s/ Don Patterson	Director	July 15, 2020
Don Patterson

/s/ Michael Garff	Director	July 15, 2020
Michael Garff

/s/ Jim Hogan	Director	July 15, 2020
Jim Hogan

/s/ David Nielsen	Director	July 15, 2020
David Nielesen

/s/ Rich McKeown	Director	July 15, 2020
Rich McKown

Exhibit Index

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated October 10, 2017*

3.2	Amended and restated By-Laws(1)

4.1	Description of Securities

10.13	Lease agreement*

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.