Form 10-Q
period 2020-03-31
PROLUNG INC
filed 2020-08-25
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number: 001-38362

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 19, 2020 the issuer had 4,083,557 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$321,383	$207,421
Prepaid expenses	5,427	5,427
Total Current Assets	326,810	212,848

Property and equipment, net of accumulated depreciation	119,854	135,633
Intangible assets, net of accumulated amortization	134,662	137,054

Total Assets	$581,326	$485,535

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$321,180	$387,739
Accrued liabilities	663,543	636,207
Short term loans payable	105,000	105,000
Payable for research and development - current	185,000	200,000
Convertible notes payable - current, net	1,206,931	1,206,931
Total Current Liabilities	2,481,654	2,535,877

Long-Term Liabilities
Payable for research and development - long term	225,000	210,000
Convertible notes payable, related party, net - long-term	235,094	193,346
Convertible notes payable, net, long-term	4,815,299	4,242,966
Total Long-Term Liabilities	5,275,393	4,646,312

Total Liabilities	7,757,047	7,182,189

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,068,557 shares issued and outstanding	4,069	4,069
Additional paid-in capital	27,317,200	27,083,391
Accumulated deficit	(34,496,990)	(33,784,114)
Total Stockholders’ Deficit	(7,175,721)	(6,696,654)

Total Liabilities and Stockholders’ Deficit	$581,326	$485,535

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	191,650	197,151
Selling, general and administrative expense	379,140	208,602
Total operating expenses	570,790	405,753
Loss from operations	(570,790)	(405,753)
Other income (expense):
Loss on debt extinguishment	-	(633,628)
Interest expense	(142,086)	(98,759)
Total other expense	(142,086)	(732,387)
Net loss	$(712,876)	$(1,138,140)

Basic and diluted loss per share	$(0.18)	$(0.29)

Weighted-average common shares outstanding, basic and diluted	4,068,557	3,861,848

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(712,876)	$(1,138,140)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	21,759	9,371
Stock-based compensation	162,320	47,734
Loss on debt extinguishment	-	633,628
Amortization of loan discount	19,119	3,780
Change in assets and liabilities:
Prepaid expenses	-	1,350
Accounts payable	(105,508)	(16,516)
Accrued liabilities	27,336	95,430
Net cash flows from operating activities	(587,850)	(363,363)

Cash flows from investing activities:
Purchase of property and equipment	(3,588)	-
Net cash flows from investing activities	(3,588)	-

Cash flows from financing activities:
Payment for placement of convertible notes payable	(35,100)	-
Proceeds from notes payable - related party	50,000	-
Proceeds from notes payable	690,500	150,000
Net cash flows from financing activities	705,400	150,000

Net increase (decrease) in cash	113,962	(213,363)
Cash at beginning of period	207,421	249,286
Cash at end of period	$321,383	$35,923
Supplemental disclosure of cash flow information:
Cash paid for interest	$72,509	$-
Supplemental disclosure of non-cash investing and financing activities:
Discount recorded on convertible debt issuance	$145,539	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,861,849	3,862	25,582,996	(29,164,227)	(3,577,369)

Stock-based compensation	-	-	47,734	-	47,734
Net loss	-	-	-	(1,138,140)	(1,138,140)
Balance, March 31, 2019	3,861,849	$3,862	$25,630,730	$(30,302,367)	$(4,667,775)

Balance, December 31, 2019	4,068,557	4,069	27,083,391	(33,784,114)	(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	$4,069	$27,317,200	$(34,496,990)	$(7,175,721)

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as (dba) “IONIQ Sciences” and “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development, marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing and testing of products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The Company and its progress on trials and FDA approval process have been negatively affected by the disruptions of COVID-19. The Company is making every effort to keep moving forward dispute the disruptions. The future impacts of the pandemic and any resulting economic impact are largely unknown and evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.

Principles of Consolidation

During the year ended December 31, 2012, the Company formed a wholly-owned subsidiary, Hilltop Acquisition Corporation, Inc., which has had no activity since its inception and was dissolved during 2020.

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 may not be indicative of the results to be expected for the year ending December 31, 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) approval, the Company will not achieve its planned level of operations in the United States. The Company does have a Conformité Européene or CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying condensed financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2020, and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2020	2019
Warrants to purchase shares	1,284,442	1,225,934
Stock options	544,135	310,635
Convertible notes	2,028,103	853,044

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

Adoption of New Accounting Policies

Stock Compensation – In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Since the Company is an Emerging Growth Company this standard is applicable fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 and has not materially impacted the Company.

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

Leases – In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 would be effective for the Company’s 2019 fiscal year; however, since the Company is an Emerging Growth Company and has made the election to adopt certain accounting standards when they would be applicable for private companies which is the fiscal year beginning January 1, 2022. The Company will use the modified retrospective basis. The Company entered into a three year lease agreement in May 2019 and management is evaluating how the implementation of this standard will affect its balance sheet and statement operations.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Through December 31, 2019, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through March 31, 2020 the Company has made $150,000 in cash payments with the remaining $410,000 payable as follows: $85,000 in April 2020 pending ProLung China achieving certain mutually-agreed upon deliverables; $100,000 in October 2020; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022.

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Accrued interest	$574,593	$524,136
Accrued royalties	17,873	17,873
Accrued settlement	30,625	55,000
Accrued payroll and payroll taxes	40,452	39,198

Accrued liabilities	$663,543	$636,207

Note 4 –Notes Payable

During the three months ended March 31, 2020, the Company issued $740,500 in convertible notes; $50,000 of which from a current board member. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. The notes are due March 2022. If at any time prior to the maturity date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. Since these notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $74,050 of loan costs and issued 23,150 warrants to a broker related to these loans. These warrants are exercisable at $3.20 and expire in ten years. The value of the warrants was $71,489 ($3.09 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$3.20
Expected volatility	188% - 201%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.38% - 1.57%

The total loan costs incurred of $145,539 will be amortized as a component of interest expense over the term of the convertible notes. During the three months ended March 31, 2020, the Company recognized interest expense of $19,119 related to the amortization of the loan costs. As of March 31, 2020, the unamortized balance loan costs is $228,660.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes payable are summarized as follows:

	March 31,	December 31,
	2020	2019

Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $250,000 and $200,000, respectively)	5,279,053	4,538,553

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

Unamortized discount and loan costs (includes related party amounts of $14,906 and $6,654, respectively)	(228,660)	(102,241)

Notes payable, net	$6,257,324	$5,643,243

Less: current portion, net	(1,206,931)	(1,206,931)

Convertible notes payable - long term, net	$5,050,393	$4,436,312

Note 5 – Common Stock Options

Equity Incentive Plan

In April 2017, the Board, contingent on shareholder approval, approved the ProLung, Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers and employees and non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary of the Company. In May 2020, the Plan was modified by the Board.

2020 Board and Employee Option Grants

As part of an agreement for their service during 2020 current Board members accepted the issuance of 18,000 options to Board members at an exercise price of $3.20 per option. These options vested upon issuance. The fair value of these options was $3.12 per option or $56,204 and was expensed upon grant. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

2020

Expected life	5.0 years
Exercise price	$3.20
Expected volatility	201%
Weighted average volatility	201%
Expected dividends	n/a
Risk-free interest rate	0.37%

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of option activity for the three months ended March 31, 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2019	526,135	$5.85	8.7 years
Issued	18,000	$3.20
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding at March 31, 2020	544,135	$5.75	8.5 years	$-
Vested at March 31, 2020	511,635	$5.91	8.4 years	$-

The Company recorded an expense of $162,320 and $47,734 for the three months ended March 31, 2020 and 2019 related to the amortization of options issued under the plan. The remaining unrecognized expense of $71,408 will be recognized through June 2020 with a weighted average term of 0.25 years.

Total stock-based compensation expense from options and warrants (Note 6) and related amortization have been included in the statements of operations as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Research and development expense	$12,496	$36,339
Selling, general and administrative expense	149,824	11,395

Total share-based compensation	$162,320	$47,734

Note 6 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 4 for 23,150 warrants issued as part of loan issuance costs during the three months ended March 31, 2020.

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through May 2020. During the three months ended March 31, 2020, 5,625 warrants had been issued. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued was $13,284 and recorded as an expense during the period. The assumptions used for these warrant shares were risk-free interest rate of 0.26% to 0.81%, expected volatility of 143% to 163% (weighted average 150%), expected life of 2.5 years, and expected dividend yield of zero.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of warrant activity for the three months ended March 31, 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years
Issued	28,775	$3.36	4.9 years
Exercised	-
Expired/Forfeited	-	$4.00
Outstanding at March 31, 2020	1,284,442	$5.13	2.3 years	$-
Vested at March 31, 2020	1,284,442	$5.13	2.3 years	$-

Note 7 – Commitments and Contingencies

Research and Development Agreement

See Note 2 Research and Development Agreement for commitment to ProLung China under a research and development agreement.

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

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division. Through March 31, 2020, the Company had paid $24,375 toward the fine leaving $30,625 still owed at March 31, 2020

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Subsequent Events

Subsequent to March 31, 2020, the Company has raised approximately $1,054,000 in convertible notes. These notes are convertible at $3.20 per share bear interest at 8% and mature in March 2022. As part of the proceeds the Company incurred $95,400 in loan fees and issued 29,818 warrants to a broker as part of loan issuance costs.

In April 2020, the Company applied for and received funding from the Payroll Protection Program (the “PPP Loan”) in the amount of $126,000 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures in 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

In May 2020, the Company issued 15,000 shares to a consultant for services rendered.

On June 30, 2020 the Company issued 13,000 options to Directors for their services rendered. These options have an exercise price of $2.47 per share.

As part of a consulting agreement discussed in Note 6 the Company issued 3,750 warrants at $4.00 per share through May 2020 to satisfy this agreement.

In May 2020, the Company issued 73,887 options to employees at an exercise price of $2.47. These options vest over four years and expire in 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) of ProLung, Inc. (the “Company”).

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our IONIQ ProLung Test.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our IONIQ ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our IONIQ ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the IONIQ ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the IONIQ ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting.

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	ProLung clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We rely on an exclusive license maintained by the licensor, and if the licensor does not adequately defend the license our business may be harmed.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the IONIQ ProLung Test under a different name in the EU to avoid the risk of infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	We are uncertain when or if full clinical results will be complete and when they will be submitted to the FDA.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	While we have completed the on-site procedures for the clinical trials, the statistical plan has not yet been reviewed by the FDA and will likely require up to three months for their review, but there can be no assurance of that timeline.

●	If we receive FDA approval of our statistical plan, of which there can be no assurance, we will then need to complete the analysis of the study results; we anticipate this will take one month, but can provide no assurance as to this timing.

●	There is no guarantee that FDA approval will lead to the IONIQ ProLung Test being approved by payors for reimbursement.

●	Our IONIQ ProLung Test may produce false positive and false negative results.

In addition, please review the other, and more detailed, risk factors discussed in our 2019 Form 10-K.

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

Results of Operations

The following discussion is included to describe our financial position and results of operations. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Revenues and Cost of Revenue. During the three months ended March 31, 2020 and March 31, 2019 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2020 was $570,790 compared to the total operating expenses for the three months ended March 31, 2019 of $405,753, representing an increase of $165,037. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to an increase in stock based compensation. In June 2019 we issued stock options to certain employees that vested over one year thereby having an amortization during the three months ended March 31, 2020 which was much larger than the amortization during the same period in 2019. Also, expenses were lower in 2019 due to us having a severe cash shortage cutting all non-essential expenses.

Research and Development Expense. Research and development expense for the three months ended March 31, 2020, was $191,650, compared to research and development expense of $197,151 for the three months ended March 31, 2019; representing a nominal decrease of $5,501. This decrease was mostly due to less amortization of stock based compensation. The stock options issued in 2019 and resulting amortization were mostly to general and administration personnel. The stock based compensation in 2019 related to a 2017 grant which had a higher allocation to research and development. Our overall cash expenses were similar during the three months ended March 31, 2020 and 2019.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2020 was $379,140 compared to selling, general and administrative of $208,602 for the three months ended March 31, 2019; representing an increase $170,538. This increase was primarily due to stock based compensation. Also, due to our cash position improving slightly we were able to catch up on some administrative issues that had been delayed.

Other Expense. Other expense for the three months ended March 31, 2020 was $142,086 as compared to $732,387 for the three months ended March 31, 2019 representing a decrease of $590,301. This decrease was primarily due to our loss on debt extinguishment during 2019. In January 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $633,628 loss on the extinguishment. This was offset with an increase in interest expense. Due to higher debt amounts at March 31, 2020 compared to 2019 our interest expense was higher.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Cash	$321,383	$207,421

Current assets	326,810	212,848
Current liabilities	(2,481,654)	(2,535,877)

Working (deficit) capital	$(2,154,844)	$(2,323,029)

We need additional capital to continue our operations. We issued $740,500 in convertible notes during the three months ended March 31, 2020. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ending
	2020	2019

Operating activities	$(587,850)	$(363,363)
Investing activities	(3,588)	-
Financing activities	705,400	150,000

Net increase (decrease) in cash	$113,962	$(213,363)

Operating Activities

For the three months ended March 31, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $203,198 for stock-based compensation, amortization of debt discount and depreciation.

For the three months ended March 31, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $694,513 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the three months ended March 31, 2020 the Company purchased equipment totaling $3,588. During the three months ended March 31, 2019 the Company had no activities classified as investing activities.

Financing Activities

During the three months ended March 31, 2020, cash flows from financing activities totaled $705,400. The cash flows were related to proceeds received from the issuance of convertible notes net of offering costs.

During the three months ended March 31, 2019, cash flows from financing activities totaled $150,000. The cash flows were related to proceeds received from the issuance of convertible notes to current Board Members.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Quarterly Annual Report on Form 10-Q the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer concluded as of March 31, 2020 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PROLUNG, Inc.

August 25, 2020	By:	/s/ Jared Bauer
Date		Jared Bauer,

