Form 10-Q
period 2020-06-30
PROLUNG INC
filed 2020-09-16
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 10, 2020 the issuer had 4,083,557 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$664,071	$207,421
Prepaid expenses	5,427	5,427
Total Current Assets	669,498	212,848

Property and equipment, net of accumulated depreciation	100,744	135,633
Intangible assets, net of accumulated amortization	132,272	137,054

Total Assets	$902,514	$485,535

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$161,918	$387,739
Accrued liabilities	777,141	636,207
Short term loans payable	105,000	105,000
Payable for research and development - current	285,000	200,000
Notes and convertible notes payable - current, net	1,262,348	1,206,931
Total Current Liabilities	2,591,407	2,535,877

Long-Term Liabilities
Payable for research and development - long term	125,000	210,000
Convertible notes payable, long-term, related party	263,704	193,346
Notes and convertible notes payable, long-term, net	5,682,239	4,242,966
Total Long-Term Liabilities	6,070,943	4,646,312

Total Liabilities	8,662,350	7,182,189

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,083,557 and 4,068,557 shares issued and outstanding, respectively	4,084	4,069
Additional paid-in capital	27,539,810	27,083,391
Accumulated deficit	(35,303,730)	(33,784,114)
Total Stockholders’ Deficit	(7,759,836)	(6,696,654)

Total Liabilities and Stockholders’ Deficit	$902,514	$485,535

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	198,289	152,777	389,939	349,928
General and administrative expense	431,028	438,069	810,168	646,671
Total operating expenses	629,317	590,846	1,200,107	996,599
Loss from operations	(629,317)	(590,846)	(1,200,107)	(996,599)
Other income (expense):
Loss on debt estinguisment	-	(14,923)	-	(648,551)
Interest expense	(177,423)	(82,543)	(319,509)	(181,302)
Total other expense	(177,423)	(97,466)	(319,509)	(829,853)
Net loss	$(806,740)	$(688,312)	$(1,519,616)	$(1,826,452)

Basic and diluted net loss per common share	$(0.20)	$(0.18)	$(0.37)	$(0.47)

Weighted-average common shares outstanding, basic and diluted	4,075,150	3,861,849	4,071,854	3,861,849

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,519,616)	$(1,826,452)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	43,259	18,742
Stock-based compensation	314,310	204,236
Loss on debt extinguishment	-	648,551
Amortization of loan discount	56,120	4,261
Change in assets and liabilities:
Prepaid expenses	-	1,258
Accounts payable	(181,694)	57,155
Accrued liabilities	140,934	222,652
Net cash flows used in operating activities	(1,146,687)	(669,597)

Cash flows from investing activities:
Purchase of property and equipment	(3,588)	-
Payment for licensing rights	-	(5,000)
Net cash flows used in investing activities	(3,588)	(5,000)

Cash flows from financing activities:
Payment for placement of convertible notes payable	(213,575)	-
Proceeds from notes payable - related party	82,000	300,000
Proceeds from notes payable	1,738,500	150,000
Net cash flows provided by financing activities	1,606,925	450,000

Net increase (decrease) in cash	456,650	(224,597)
Cash at beginning of period	207,421	249,286
Cash at end of period	$664,071	$24,689
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$96,582	$-
Supplemental disclosure of non-cash investing and financing activities:
Discount recorded on convertible debt issuance	$311,574	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,861,848	3,862	25,582,996	(29,164,227)	(3,577,369)
Stock-based compensation	-	-	47,734	-	47,734
Net loss	-	-	-	(1,138,140)	(1,138,140)
Balance, March 31, 2019	3,861,848	$3,862	$25,630,730	$(30,302,367)	$(4,667,775)
Stock-based compensation	-	-	156,502	-	156,502
Net loss	-	-	-	(688,312)	(688,312)
Balance, June 30, 2019	3,861,848	$3,862	$25,787,232	$(30,990,679)	$(5,199,585)

Balance, December 31, 2019	4,068,557	4,069	27,083,391	(33,784,114)	(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	4,069	27,317,200	(34,496,990)	(7,175,721)
Shares issued for services	15,000	15	37,035	-	37,050
Warrants issued to convertible debt placement agent	-	-	70,635	-	70,635
Stock-based compensation	-	-	114,940	-	114,940
Net loss	-	-	-	(806,740)	(806,740)
Balance, June 30, 2020	4,083,557	$4,084	$27,539,810	$(35,303,730)	$(7,759,836)

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results to be expected for the year ending December 31, 2020.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2020, and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	June 30,
	2020	2019
Warrants to purchase shares	1,289,521	1,224,684
Stock options	631,022	490,635
Convertible notes	2,361,398	1,595,177

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

Note 2 – Research and Development Agreement

On July 29, 2019, the Company amended a license agreement dated April 10, 2013 between the Company and ProLung Biotech Wuxi / ProLung China (Wuxi). The original agreement allowed Wuxi to utilize the Company’s technology in China in return for royalty payments based on Wuxi’s revenues. Wuxi has yet to earn any revenue but has been conducting clinical trials. The license agreement was amended whereby Wuxi will provide the Company its clinical trial data, know-how and improvements which the Company will use outside the greater China area. This amendment further requires full collaboration (i.e., protocols and methodologies) between the two entities. In consideration for such trial data and know-how, the Company will make cash payments to Wuxi of up to $560,000 and issue up to 347,566 shares of common stock upon the completion of certain events.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Through December 31, 2019, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through June 30, 2020 the Company has made $150,000 in cash payments with the remaining $410,000 payable as follows: $85,000 currently due ($45,000 paid subsequent to June 30, 2020), $100,000 in October 2020; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022.

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Accrued interest	$690,941	$524,136
Accrued settlement	26,250	55,000
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	42,077	39,198

Accrued liabilities	$777,141	$636,207

Note 4 –Notes Payable

Convertible Notes Payable

During the six months ended June 30, 2020, the Company issued $1,694,500 in convertible notes; $82,000 of which was from a current board member. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. If at any time prior to the Maturity Date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. The notes are due March 2022. Since these notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $169,450 of loan costs and issued 52,968 warrants to a broker related to these loans. These warrants are exercisable at $3.20 and expire in ten years. The value of the warrants was $142,124 ($3.09 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$3.20
Expected volatility	188% - 201%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.38% - 1.57%

The total loan costs incurred of $311,574 will be amortized as a component of interest expense over the term of the convertible notes. During the three and six months ended June 30, 2020, the Company recognized interest expense of $37,001 and $56,120 related to the amortization of the loan costs, respectively. As of June 30, 2020, the unamortized balance loan costs is $357,693.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SBA Loan

In April 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with Zions Bank pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $126,000 from the SBA Loan. The SBA Loan is scheduled to mature in April 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. The Company believes it has used entire loan proceeds to fund qualifying expenses and the loan will eventually be forgiven, However, as of June 30, 2020, the loan has yet to be forgiven and is currently reflected as a loan payable over two years.

Notes payable are summarized as follows:

	June 30,	December 31,
	2020	2019
Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $282,000 and $200,000, respectively)	$6,233,053	$4,538,553

Convertible notes payable; unsecured; interest at 8%; due November 2020	1,206,931	1,206,931

SBA Loan Payable (PPP Loan); unsecured; interest at 1%; monthly payments of $7,091 commencing November 2020 through April 2022	126,000	-

Unamortized discount and loan costs (includes related party amounts of $18,296 and $6,654, respectively)	(357,693)	(102,241)

Notes payable, net	$7,208,291	$5,643,243

Less: current portion, net	(1,262,348)	(1,206,931)

Notes payable - long term, net	$5,945,943	$4,436,312

Note 5 – Common Stock

In May 2020, the Company issued 15,000 shares of common stock for consulting services received. The Company recorded an expense of $37,050 ($2.47 per share). The fair value was derived from a valuation done on the Company in April 2020.

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

2020 Board and Employee Option Grants

As part of an agreement for their service during 2020 current Board members accepted the issuance of 31,000 options to Board members at exercise prices of $2.47 and $3.20 per option. These options vested upon issuance. The fair value of these options was $2.83 per option or $87,614 and was expensed upon grant.

In May 2020, the Board’s approved the issuance of 73,887 options to employees of the Company at an exercise price of $2.47 per option. These options quarterly over four years. The fair value of these options was $2.43 per option or $179,631 and will be expensed over the relative vesting period.

The above fair value was computed using the Black Scholes method using the following assumptions:

Expected life	6.4 years
Exercise price	$2.60
Expected volatility	182% - 205%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.29% - 0.57%

A summary of option activity for the six months ended June 30, 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2019	526,135	$5.85	8.7 years
Issued	104,887	$2.60
Forfeited/Expired	-	$-
Outstanding at June 30, 2020	631,022	$5.29	8.5 years	$-
Vested at June 30, 2020	557,135	$5.67	8.3 years	$-

The Company recorded an expense of $107,985 and $156,502 for the three months ended June 30, 2020 and 2019 related to the amortization of options issued under the plan. The Company recorded an expense of $257,021 and $204,236 for the six months ended June 30, 2020 and 2019 related to the amortization of options issued under the plan. The remaining unrecognized expense of $174,464 will be recognized through May 2024 with a weighted average term of 3.9 years.

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total stock-based compensation expense from amortization of options, warrants (Note 7) and common stock issuances (Note 5) have been included in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Research and development expense	$11,045	$18,321	$23,541	$54,660
Selling, general and administrative expense	140,945	138,181	290,769	149,576

Total share-based compensation	$151,990	$156,502	$314,310	$204,236

Note 7 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 4 for 52,968 warrants issued as part of loan issuance costs during the six months ended June 30, 2020.

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through May 2020. Through May 2020, 9,375 warrants have been issued to fulfill the contract. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued was $20,238 and recorded as an expense during the six month period; $6,954 of that expense was incurred during the three months ended June 30, 2020. The assumptions used for these warrant shares were risk-free interest rate of 0.18% to 1.31%, expected volatility of 143% to 163% (weighted average 155%), expected life of 2.5 years, and expected dividend yield of zero.

A summary of warrant activity for the six months ended June 30, 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years
Issued	62,343	$3.32
Exercised	-
Expired/Forfeited	(28,489)	$3.60
Outstanding at June 30, 2020	1,289,521	$5.12	2.1 years	$-
Vested at June 30, 2020	1,289,521	$5.12	2.1 years	$-

Note 8 – Commitments and Contingencies

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

ProLung, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division. Through June 30, 2020, the Company had paid $28,750 toward the fine leaving $26,250 still owed at June 30, 2020

Note 9 – Subsequent Events

Subsequent to June 30, 2020, the Company has raised $100,000 in convertible notes. These notes are convertible at $3.20 per share bear interest at 8% and mature in March 2022. As part of the proceeds the Company incurred $10,000 in loan fees and issued 3,125 warrants to a broker as part of loan issuance costs.

Subsequent to June 30, 2020, the Company entered into agreements with certain consultants for future services to be rendered. Under the terms of the contract the Company will grant a total of 3,400 stock options quarterly during the term of the agreements. The term of the agreement is currently designated to be two years. The options will vest upon grant and will have an exercise price as determined by the Board of Directors each quarter as they are issued. Either Party may cancel these agreements at any time with written notice.

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

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Revenues and Cost of Revenue. During the three months ended June 30, 2020 and 2019 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended June 30, 2020 was $629,317 compared to the total operating expenses for the three months ended June 30, 2019 of $590,846, representing an increase of $38,471. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to an increase in stock-based compensation. In June 2019 we issued stock options to certain employee’s that vested over year thereby having an amortization during the three months ended June 30, 2020 which was much larger than the amortization during the same period in 2019. Also, expenses were lower in 2019 due to us having a cash shortage and reducing non-essential expenses.

Research and Development Expense. Research and development expense for the three months ended June 30, 2020, was $198,289, compared to research and development expense of $152,777 for the three months ended June 30, 2019; representing an increase of $45,512. This increase was mostly due to us having sufficient funds to refocus our attention on our research activities, including hiring a new employee for more R&D. We are currently researching additional uses for our test.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2020 was $431,028 compared to selling, general and administrative of $438,069 for the three months ended June 30, 2019; representing a decrease of $7,041. This decrease was primarily to various cost controls implemented by us and a shift of our funds being utilized for developing our IONIQ ProLung Test rather than unneeded administrative costs.

Other Expense. Other expense for the three months ended June 30, 2020 was $177,423 as compared to $97,466 for the three months ended June 30, 2019 representing an increase of $79,957. This increase is largely due to interest related to increased debt levels and the associated amortization of additional loan costs.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Revenues and Cost of Revenue. During the six months ended June 30, 2020 and 2019 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the six months ended June 30, 2020 were $1,200,107 compared to the total operating expenses for the six months ended June 30, 2019 of $996,599 representing an increase of $203,508. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to an increase in stock based compensation. Due to cash shortage we issued stock options to our Board and employees. The Board options vest immediately and in June 2019 we issued options to our employees that vested over one year; therefore we had an amortization of expense through May 2020 that we did not have during 2019.

Research and Development Expense. Research and development expense for the six months ended June 30, 2020, was $389,939, compared to research and development expense of $349,928 for the six months ended June 30, 2019; representing an increase of $40,011. This increase during 2020 was mostly due to amortization of stock-based compensation. We would expect our research and development costs to remain relatively constant for the remainder of 2020.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2020, was $810,168 compared to selling, general and administrative of $646,671 for the six months ended June 30, 2019; representing an increase of $163,497. This increase was mostly due to amortization of stock-based compensation.

Other Expense. Other expense for the six months ended June 30, 2020 was $319,509 as compared to $829,853 for the six months ended June 30, 2019 representing a decrease of $510,344. This decrease was primarily due to our loss on debt extinguishment. During the six months ended June 30, 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $648,551 loss on the extinguishment. This decrease is offset by increased interest expense during 2020 due to increased debt levels and the associated amortization of additional loan costs.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Cash	$664,071	$207,421

Current assets	669,498	212,848
Current liabilities	(2,591,407)	(2,535,877)

Working capital deficit	$(1,921,909)	$(2,323,029)

We need additional capital to continue our operations. We issued $1,694,500 in convertible notes during the six months ended June 30, 2020. Also, we received $126,000 in PPP loans. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ending June 30,
	2020	2019

Operating activities	$(1,146,687)	$(669,597)
Investing activities	(3,588)	(5,000)
Financing activities	1,606,925	450,000

Net increase (decrease) in cash	$456,650	$(224,597)

Operating Activities

For the six months ended June 30, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $413,689 for stock-based compensation, amortization of debt discount and depreciation.

For the six months ended June 30, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $875,790 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the six months ended June 30, 2020 the Company purchased equipment totaling $3,588. During the six months ended June 30, 2019 we paid $5,000 for a deposit related to an agreement with our licensee in China.

Financing Activities

During the six months ended June 30, 2020, cash flows from financing activities totaled $1,606,925. Part of the cash flows were related to proceeds received from the issuance of convertible notes net of offering costs. Also, the Company entered into a SBA Loan pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. SBA. The Company received total proceeds of $126,000 from the SBA Loan. The SBA Loan is scheduled to mature in April 2022 and has a 1.00% interest rate. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on the loan proceeds used by us during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments. We believe we have used the entire loan proceeds to funding qualifying expenses and the loan will eventually be forgiven, However, as of June 30, 2020, the loan has yet to be forgiven.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim chief executive officer concluded as of June 30, 2020 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2020, we issued 15,000 unregistered common shares for services.

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

PROLUNG, Inc.

September 16, 2020	By:	/s/ Jared Bauer
Date		Jared Bauer,

