Form 10-Q
period 2020-09-30
PROLUNG INC
filed 2021-03-16
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2021, the issuer had 4,094,916 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash	$260,507	$207,421
Prepaid expenses	5,427	5,427
Total Current Assets	265,934	212,848

Property and equipment, net	85,878	135,633
Intangible assets, net	129,882	137,054

Total Assets	$481,694	$485,535

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	140,866	387,739
Accrued liabilities	903,404	636,207
Short term loans payable	105,000	105,000
Payable for research and development - current	240,000	200,000
Notes and convertible notes payable - current, net	1,283,462	1,206,931
Total Current Liabilities	2,672,732	2,535,877

Long-Term Liabilities
Payable for research and development agreement - long term	125,000	210,000
Convertible notes payable, long-term, related party	266,339	193,346
Notes and convertible notes payable, long-term, net	5,794,229	4,242,966
Total Long-Term Liabilities	6,185,568	4,646,312

Total Liabilities	8,858,300	7,182,189

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,083,557 and 4,068,557 shares issued and outstanding, respectively	4,084	4,069
Additional paid-in capital	27,588,781	27,083,391
Accumulated deficit	(35,969,471)	(33,784,114)
Total Stockholders’ Deficit	(8,376,606)	(6,696,654)

Total Liabilities and Stockholders’ Deficit	$481,694	$485,535

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	165,891	144,817	555,830	494,745
Selling, general and administrative expense	291,182	407,607	1,101,350	1,054,278
Total operating expenses	457,073	552,424	1,657,180	1,549,023
Loss from operations	(457,073)	(552,424)	(1,657,180)	(1,549,023)
Other income (expense):
Loss on debt extinguisment	-	-	-	(648,551)
Interest expense	(208,668)	(100,093)	(528,177)	(281,395)
Total other expense	(208,668)	(100,093)	(528,177)	(929,946)
Net loss	$(665,741)	$(652,517)	$(2,185,357)	$(2,478,969)

Basic and diluted loss per share	$(0.16)	$(0.17)	$(0.54)	$(0.64)

Weighted-average common shares outstanding, basic and diluted	4,083,557	3,861,849	4,075,783	3,861,849

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,185,357)	$(2,478,969)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	60,515	28,113
Stock-based compensation	355,756	402,897
Loss on debt extinguishment	-	648,551
Amortization of loan discount	109,384	5,828
Change in assets and liabilities:
Prepaid expenses	-	13,826
Accounts payable	(202,746)	79,620
Accrued liabilities	267,197	321,233
Net cash flows used in operating activities	(1,595,251)	(978,901)

Cash flows from investing activities:
Purchase of equipment	(3,588)	-
Net cash flows provided by investing activities	(3,588)	-

Cash flows from financing activities:
Payment for placement of convertible notes payable	(223,575)	(25,000)
Payment for research and development payable	(45,000)	-
Proceeds from notes payable - related party	82,000	50,000
Proceeds from notes payable	1,838,500	745,000
Net cash flows provided by financing activities	1,651,925	770,000

Net increase (decrease) in cash	53,086	(208,901)
Cash at beginning of period	207,421	249,286

Cash at end of period	$260,507	$40,385
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$120,919	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount recorded on convertible debt issuance	$329,099	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,861,848	$3,862	$25,582,996	$(29,164,227)	$(3,577,369)
Stock-based compensation	-	-	47,734	-	47,734
Net loss	-	-	-	(1,138,140)	(1,138,140)
Balance, March 31, 2019	3,861,848	3,862	$25,630,730	(30,302,367)	(4,667,775)
Stock-based compensation	-	-	156,502	-	156,502
Net loss	-	-	-	(688,312)	(688,312)
Balance, June 30, 2019	3,861,848	3,862	$25,787,232	(30,990,679)	(5,199,585)
Stock-based compensation	-	-	198,661	-	198,661
Net loss	-	-	-	(652,517)	(652,517)
Balance, September 30, 2019	3,861,848	$3,862	$25,985,893	$(31,643,196)	$(5,653,441)

Balance, December 31, 2019	4,068,557	$4,069	$27,083,391	$(33,784,114)	$(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	4,069	27,317,200	(34,496,990)	(7,175,721)
Shares issued for services	15,000	15	37,035	-	37,050
Warrants issued to convertible debt placement agent	-	-	70,635	-	70,635
Stock-based compensation	-	-	114,940	-	114,940
Net loss	-	-	-	(806,740)	(806,740)
Balance, June 30, 2020	4,083,557	4,084	27,539,810	(35,303,730)	(7,759,836)
Warrants issued to convertible debt placement agent	-	-	7,525	-	7,525
Stock-based compensation	-	-	41,446	-	41,446
Net loss	-	-	-	(665,741)	(665,741)
Balance, September 30, 2020	4,083,557	$4,084	$27,588,781	$(35,969,471)	$(8,376,606)

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results to be expected for the year ending December 31, 2020.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. For the three and nine months ended September 30, 2020 and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	September 30,
	2020	2019
Warrants to purchase shares	1,288,896	1,228,434
Stock options	644,022	508,135
Convertible notes	2,432,336	1,515,961

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

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

Convertible Notes Payable–In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has not yet determined the impact of adoption this standard on our financial position, results of operations or cash flows.

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

Through December 31, 2019, the balance was $410,000 and 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. During the nine months ending September 30, 2020, the Company has made $45,000 in cash payments with the remaining $365,000 payable as follows: $40,000 currently due, $100,000 in October 2020; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Accrued interest	$822,008	$524,136
Accrued royalties	17,873	17,873
Accrued settlement	21,875	55,000
Accrued payroll and payroll taxes	41,648	39,198

Accrued liabilities	$903,404	$636,207

As disclosed in Note 8, in January 2020 the Company settled with the Utah Division of Securities for $55,000. The Company was aware of this situation at September 30, 2019 and has accrued the settlement amount as of that date.

Note 4 –Notes Payable

Convertible Notes Payable

During the nine months ended September 30, 2020, the Company issued $1,794,500 in convertible notes; $82,000 of which was from a current board member. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. If at any time prior to the Maturity Date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. The notes are due March 2022. Since these notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $179,450 of loan costs and issued 56,093 warrants to a broker related to these loans. These warrants are exercisable at $3.20 and expire in ten years. The value of the warrants was $149,649 ($2.67 per warrant), derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$3.20
Expected volatility	188% - 205%
Weighted Average Volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.21% to 1.57%

The total loan costs incurred of $329,099 was recorded as a debt discount and will be amortized as a component of interest expense over the term of the convertible notes. During the three and nine months ended September 30, 2020, the Company recognized interest expense of $53,234 and $109,384 related to the amortization of the loan costs, respectively. As of September 30, 2020, the unamortized balance loan costs is $321,954.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. The Company believes it has used entire loan proceeds to fund qualifying expenses and the loan will eventually be forgiven, However, as of September 30, 2020, the loan has yet to be forgiven and is currently reflected as a loan payable over two years.

Notes payable are summarized as follows:

	September 30,	December 31,
	2020	2019
Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $282,000 and $200,000, respectively)	$6,333,053	$4,538,553

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	1,206,931	1,206,931

SBA Loan Payable (PPP Loan); unsecured; interest at 1%; monthly payments of $7,091 commencing November 2020 through April 2022	126,000	-

Unamortized discount and loan costs	(321,954)	(102,241)
Notes payable, net	$7,344,030	$5,643,243

Less: current portion, net	(1,283,462)	(1,206,931)

Convertible notes payable - long term, net	$6,060,568	$4,436,312

Note 5 – Equity Based Compensation

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

2020 Board and Employee Option Grants

As part of an agreement for their service during 2020 current Board members accepted the issuance of 44,000 options to Board members at exercise prices of $2.47 and $3.20 per option. These options vested upon issuance. The fair value of these options was $2.70 per option or $118,837 and was expensed upon grant.

In May 2020, the Board’s approved the issuance of 73,887 options to employees of the Company at an exercise price of $2.47 per option. These options vests quarterly over four years. The fair value of these options was $2.43 per option or $179,631 and will be expensed over the relative vesting period.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

The above fair value was computed using the Black Scholes method using the following assumptions:

Expected life	6.1 years
Exercise price	$2.47-3.20
Expected volatility	182% - 206%
Weighted average volatility	187%
Expected dividends	n/a
Risk-free interest rate	0.29% - 0.57%

A summary of option activity for the nine months ended September 30, 2020 is presented below:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of Vested Options
Outstanding at December 31, 2019	526,135	$5.85	8.7 years
Issued	117,887	$2.58
Forfeited/Expired	-	$-
Outstanding at September 30, 2020	644,022	$5.24	8.3 years	$-
Vested at September 30, 2020	570,135	$5.60	8.1 years	$-

The Company recorded an expense of $41,446 and $190,371 for the three months ended September 30, 2020 and 2019 related to the amortization of options issued under the plan. The Company recorded an expense of $298,467 and $394,607 for the nine months ended September 30, 2020 and 2019 related to the amortization of options issued under the plan. The remaining unrecognized expense of $163,237 will be recognized through May 2024, with a weighted average term of 2.2 years.

Total stock-based compensation expense from amortization of options, warrants (Note 7) and common stock issuances (Note 5) have been included in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Research and development expense	$3,113	$30,139	$26,654	$84,799
Selling, general and administrative expense	38,333	168,522	329,102	318,098

Total share-based compensation	$41,446	$198,661	$355,756	$402,897

Note 7 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 4 for 56,093 warrants issued as part of loan issuance costs during the nine months ended September 30, 2020.

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through May 2020. Through May 2020, 9,375 warrants have been issued to fulfill the contract. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued was $20,238 and recorded as an expense during the nine month period; none of that expense was incurred during the three months ended September 30, 2020. The assumptions used for these warrant shares were risk-free interest rate of 0.18% to 1.31%, expected volatility of 143% to 163% (weighted average 155%), expected life of 2.5 years, and expected dividend yield of zero.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

A summary of warrant activity for the nine months ended September 30, 2020 is presented below:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of Vested Warrants
Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years
Issued	65,468	$3.31
Exercised	-
Expired/Forfeited	(32,239)	$3.93
Outstanding at September 30, 2020	1,288,896	$5.11	1.9 years	$-

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

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division. Through September 30, 2020, the Company had paid $33,125 toward the fine leaving $21,875 still owed at September 30, 2020.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Subsequent Events

Consulting Agreement

The Company entered into agreements with certain consultants for future services to be rendered. Under the terms of the contract the Company will grant between 1,200 and 2,200 stock options per quarter during the term of the agreements. The term of the agreements are currently designated to be two years. The options will vest upon grant and will have an exercise price as determined by the Board of Directors each quarter as they are issued. Any Party may cancel these agreements at any time with written notice. A total of 5,994 options have been issued under this agreement subsequent to September 30, 2020.

Convertible Notes

In November 2020 a convertible note payable totaling $342,732 (“Kolob Note”) were assigned to note holders as part of $525,000 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $342,732 at $3.20 per share and $182,268 and is convertible at $10.53 per share.

In November 2020 convertible note payable totaling $864,199 (“Ensign Note”) was extended to May 31, 2021 and the conversion price was lowered from $6.00 per share to $3.20 per share. Subsequent to this extension, $345,924 in Ensign Notes were assigned to note holders as part of $1,925,500 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $345,924 at $3.20 per share and $1,054,576 is convertible at $10.53 per share. The due date of the remaining Ensign Notes totaling $518,275 was extended to March 31, 2022.

As part of the proceeds received mentioned above, the Company incurred $123,635 of loan costs and is to issue 11,746 warrants to a broker related to these convertible loans. These warrants are exercisable at $10.53 and expire in ten years.

SBA Loan

Subsequent to September 30, 2020 (November 10, 2020), the SBA notified the Company the SBA had forgiven the loan mentioned above.

Warrants Exercised

Subsequent to September 30, 2020, 11,359 of warrants were exercised at $3.60 per share for proceeds of $40,892.

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

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Revenues and Cost of Revenue. During the three months ended September 30, 2020 and 2019 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended September 30, 2020 was $457,073 compared to the total operating expenses for the three months ended September 30, 2019 of $552,424, representing a decrease of $95,351. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to a reduction in stock based compensation. In June 2019 we issued stock options to certain employees that vested over one year compared to the stock based options we issued in May 2020 that vests over four years. Thereby having an amortization during the three months ended September 30, 2019 which was much larger than the amortization during the same period in 2020. This decrease was offset by us having sufficient funds in 2020 to refocus our attention on our research activities, including hiring a new employee to research additional uses for our test.

Research and Development Expense. Research and development expense for the three months ended September 30, 2020, was $165,891, compared to research and development expense of $144,817 for the three months ended September 30, 2019; representing an increase of $21,074. This increase was primarily due to us having sufficient funds in 2020 to refocus our attention on our research activities, including hiring a new employee to research additional uses for our test. This increase was offset by lower stock based compensation due to 2020 employee option issuances having a four year vest compared to the 2019 employee issuances having a one year vest. We would expect our research and development costs to remain relatively constant for the remainder of 2020 unless we do not receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2020 was $291,182 compared to selling, general and administrative of $407,607 for the three months ended September 30, 2019; representing a decrease of $116,425. This decrease was due to the substantial decrease in amortization of stock based compensation as discussed above. Also, we have implemented various cost controls and a shift of our funds being utilized for developing our IONIQ ProLung Test rather than unneeded administrative costs.

Other Expense. Other expense for the three months ended September 30, 2020 was $208,668 as compared to $100,093 for the three months ended September 30, 2019 representing a decrease of $108,575. This increase is largely due to interest related to increased debt levels and the associated amortization of additional cash and non cash loan costs.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Revenues and Cost of Revenue. During the nine months ended September 30, 2020 and 2019 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2020 were 1,657,180 compared to the total operating expenses for the nine months ended September 30, 2019 of $1,549,023 representing an increase of $108,157. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to the timing of the stock based compensation as well as better cash flows which allowed us to hire an additional person to further our research and development. Overall, our cash expenses are substantially lower than in prior years due to a focus on developing our IONIQ ProLung Test rather than unneeded administrative costs. Our stock based options to our employees have included longer vesting terms than in prior issuances.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2020, was $555,830, compared to research and development expense of $494,745 for the nine months ended September 30, 2019; representing an increase of $61,085. This increase was primarily due to us having sufficient funds in 2020 to refocus our attention on our research activities, including hiring a new employee to research additional uses for our test. This increase was offset by lower stock based compensation due to 2020 employee option issuances having a four year vest compared to the 2019 employee issuances having a one year vest. We would expect our research and development costs to remain relatively constant for the remainder of 2020 unless we do not receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2020, was $1,101,350 compared to selling, general and administrative of $1,054,278 for the nine months ended September 30, 2019; representing an increase of $47,072. This slight increase is due to slight increase in amortization of stock based compensation. We increased the size of our Board during the end 2019 and compensate them with stock options. As a result, there were more options issued to the Board during 2020.

Other Expense. Other expense for the nine months ended September 30, 2020 was $528,177 as compared to $929,946 for the nine months ended September 30, 2019 representing a decrease of $401,769. This decrease was primarily due to our loss on debt extinguishment. During the nine months ended September 30, 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $648,551 loss on the extinguishment. This decrease is offset by increased interest expense during 2020 due to increased debt levels and the associated amortization of additional loan costs.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Cash	$260,507	$207,421

Current assets	265,934	212,848
Current liabilities	(2,672,732)	(2,535,877)

Working (deficit) capital	$(2,406,798)	$(2,323,029)

We need additional capital to continue our operations. We issued $1,794,500 in convertible notes during the nine months ended September 30, 2020. Also, we received $126,000 in PPP loans. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ending September 30,
	2020	2019

Operating activities	$(1,595,251)	$(978,901)
Investing activities	(3,588)	-
Financing activities	1,651,925	770,000

Net increase (decrease) in cash	$53,086	$(208,901)

Operating Activities

For the nine months ended September 30, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $525,655 for stock-based compensation, amortization of debt discount and depreciation.

For the nine months ended September 30, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,085,389 for loss on debt extinguishment, stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the nine months ended September 30, 2020 the Company purchased equipment totaling $3,588. We had no cash flows from investing activities during the nine months ended September 30, 2019.

Financing Activities

During the nine months ended September 30, 2020, cash flows from financing activities totaled $1,651,925. Part of the cash flows were related to proceeds received from the issuance of convertible notes net of offering costs. Also, the Company entered into a SBA Loan pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. SBA. The Company received total proceeds of $126,000 from the SBA Loan. The SBA Loan is scheduled to mature in April 2022 and has a 1.00% interest rate. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on the loan proceeds used by us during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments. We believe we have used the entire loan proceeds to funding qualifying expenses and the loan will eventually be forgiven, However, as of September 30, 2020, the loan has yet to be forgiven.

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

Based on that evaluation, our interim chief executive officer concluded as of September 30, 2020 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our interim chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None pending currently.

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

PROLUNG, Inc.

March 15, 2021	By:	/s/ Jared Bauer
Date		Jared Bauer,

