Form 10-K
period 2020-12-31
PROLUNG INC
filed 2021-05-03
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

YES [  ] NO [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2020, was approximately $9,853,465 based upon 3,989,257 shares held by non-affiliates and an assumed fair market value of $2.47 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the most recent valuation of the Registrant. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 30, 2021, the Registrant had 4,094,916 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

In this filing, ProLung, Inc. is referred to as “ProLung,” “IONIQ Sciences” or “IONIQ” in addition to as the “Company” and versions of “we” or “us.” On May 27, 2020, ProLung, Inc. announced we had filed a dba IONIQ Sciences (“IONIQ” or the “Company”) to reflect our expanded early cancer detection strategy. Current and all granted trademarks include IONIQ Sciences®, IONIQ Science®, IONIQ Test®, IONIQ Screen®, ProLungdx®, ProLung®, EPN Scan®, Electro Pulmonary Nodule Scanner (EPN Scan)®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection that may expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020, which includes provisions for four years of CMS reimbursement.We remain fully committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

Our non-invasive, rapid and radiation-free IONIQ ProLung Test developed to assess the risk of malignancy in lung nodules found in the chest by a Computed Tomography “CT” scan, which is currently the primary method used in the United States (“US”) for screening lung cancer. Lung cancer is the leading cause of cancer death in the US and the world according to American Cancer Society and World Health Organization. Earlier detection makes a substantial improvement in survival in individuals at high risk of lung cancer. Timely identification of malignancy is essential for patients and their families. Currently, patients often wait from three months to three and one-half years to have the risk of malignancy assessed through periodic CT scan surveillance. Until malignancy is determined to be likely, invasive biopsy and treatment are typically delayed. Current statistics reflect an average 17% survival rate at five years for those diagnosed with lung cancer.

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

ProLung dba IONIQ Sciences licensed and developed the intellectual property and established the clinical research plan for the IONIQ ProLung Test. Beginning in 2005, we embarked on clinical research which revealed the potential of our technology. In 2011, our research demonstrated the utility of the IONIQ ProLung Test in lung cancer patients. To date, more than 1,200 subjects have been tested using the IONIQ ProLung Test at IONIQ’s headquarters and in major cancer centers. If our de novo FDA clearance is granted, of which there can be no assurance, we plan to transition the hospitals that participated in our clinical trials to commercial placements of the IONIQ ProLung Test System and consumable IONIQ ProLunt Test kit.

In the US, the push for early detection of lung cancer was greatly accelerated in 2013 and again most recenetly in 2020. Recognizing the dismal rate of lung cancer survival in the US, and the potential value of early detection, US guidelines were established for lung cancer CT screening. The guidelines provided for CT screening for lung cancer in asymptomatic adults aged 55 to 80 who have a 30 pack-year history of smoking and who currently smoke or have quit smoking in the past 15 years. This demographic group addresses a substantial portion of individuals of high risk of lung cancer. In 2020, the guidelines were expanded effectively doubling the population covered. The US health care industry has generally recognized the need for technologies that will provide for earlier detection of cancers at a lower cost. Genetic biomarkers, protein panels, and breath analysis, among others, are in various stages of development. The IONIQ ProLung Test is the first bioconductive technology that has been developed for the risk stratification of lung cancer. In February 2015, the US Centers for Medicare & Medicaid Services (CMS) announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure increased the number of individuals with suspicious lung nodules who may be candidates for the IONIQ ProLung Test.

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

In May 2013, we achieved an important validation of our IONIQ ProLung Test by receiving the “CE” mark in Europe. This certification verifies that the IONIQ ProLung Test meets the regulatory requirements for the marketing and sale of the IONIQ ProLung Test in the European Economic Area and European Free Trade Association Countries representing approximately 513 million individuals and 28-member states. Our European clinical research includes testing more than 154 patients in Italy, Switzerland and Germany. We intend to seek European reimbursement approval and accelerate our marketing in Europe following receipt of US Food and Drug Administration, (“FDA”) market clearance. We believe CT screening is likely to be implemented in Europe following the completion of several lung cancer screening trials already underway.

In September of 2013, we applied for marketing clearance under Section 510(k) from the FDA. After review of the 510(k) application, the FDA issued a letter to ProLung in May 2014 indicating that the FDA believed that our 510(k) would likely be found “Not Substantially Equivalent” to a legally marketed predicate device and the FDA believed ProLung may be suitable for de novo classification. Subsequently, we submitted a de novo petition in August of 2014. In February 2015, we received a “substantive review” from the FDA requesting additional information, regarding the risk classification of the test, the study design and study analysis. We held various meetings with the FDA and agreed to complete and include an additional clinical study which was already underway. Before the FDA can grant clearance of our de novo application, we must resubmit the application resolve any remaining issues previously identified by the FDA as well as address possible issues that may be identified in the future. We are in the process of preparing the necessary information requested by the FDA.

We have developed the quality management system as well as supply chain and the ability to fully manufacture the entire IONIQ System in our own Salt Lake City facility. We have received ISO 13485 and other clearances and made certain refinements to the intellectual property that will further our capabilities, especially the development of the underlying predictive analytic algorithm and refinements to various software and physical components. We have repatedly expanded our intellectual property portfolio, completed the development of the IONIQ ProLung Test and manufacturing of the IONIQ System and embarked upon clinical trials to provide validation to the medical community.

The results of the clinical trial of 420 patients from 15 cancer and medical centers across the US, named PL-208, was published in early 2019. The results of another clinical trial of 486 patients from four cancer and medical centers in China, named PLW-216, was published in late 2019. We believe the results are more solid indicators that our IONIQ ProLung Test is capable of identifying a signal that can be used to indicate the risk of malignancy in pulmonary nodules by non-invasively measuring their bioconductance biomarker. With the conclusion of these Studies, the IONIQ Team is eager to turn its focus to validating a number of already identified hardware, software and data collection improvements designed to strengthen our algorithm’s performance and support a future submission to the FDA. The Company is also in the midst of evaluating a number of potential strategic partnerships to accelerate our development by expanding our financial and support network.

In late 2018, we announced final results of our Repeatability Study, named PL-209. The repeatability study enrolled sixty subjects, 30 male and 30 female, half of each gender with a body mass index (BMI) of 30 or more, and half with a BMI of 28 or less. Each subject was scanned twice on Day One and twice on Day Two. All scans were done by the same operator on the same IONIQ System. Fifty-nine subjects produced evaluable data. Four models (algorithms) were tested. The study was conducted by ProLung. Study objectives included quantifying the effects of gender, body mass index (BMI), day-to-day subject variability and variability of a single device when volume-averaged thoracic bioconductance was measured with the IONIQ ProLung Test. The repeatability study addressed several questions regarding use of the IONIQ ProLung Test. One significant limitation of this study is that no subjects with known pulmonary nodules or malignancy were enrolled. It is unknown whether pulmonary nodules or malignancy affect the repeatability of the IONIQ ProLung Test. While the study showed statistically significant variability of approximately 2% when testing the same subject twice on the same day, the clinical impact of this finding is unknown because it is not anticipated that patients will receive a second test on the same day in clinical use. While we note significant day-to-day variability when using an earlier model (the algorithm used in the Johns Hopkins Study, Journal of Thoracic Oncology, 2012), repeatability is markedly improved when using a more refined model.

In late 2019, we announced the final results of our Validation Study, named PLW-216. The validation study enrolled 486 subjects from four leading cancer and medical centers in China. The results were 84% sensitivity and 73% specificity in the 418 subjects included in the analysis.

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

PL-208 Study (2012-2019)

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

PLW-208 Study (2015-2016)

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

PLW-216 Study (2017-2019)

Ultimately, the Study Sponsor (ProLung Wuxi) improved the device operator training, test method and device predictive algorithm. The Sponsor concluded the PLW-208 Study and initiated PLW-216, utilizing improved training, test method and a modified locked predictive algorithm. This PLW-216 Study was a single-phase validation study whereby the predictive algorithm was locked prior to the first patient being enrolled and the IONIQ ProLung Test results were provided to site investigators prior to knowing the subject’s actual diagnosis. The PLW-216 Study enrolled 486 subjects in China at 4 centers led by Dr. Bai, the Chair of the Chinese Alliance against lung Cancer and Director of the Shanghai Respiratory Research Institute (ID: NCT 02726633, registration No 20170226). The Validation Study demonstrated improved performance yielding a Sensitivity of 84% Specificity of 73%, Positive Predictive Value (PPV) of 78%, Negative Predictive Value (NPV) of 80% and overall Accuracy of 79% from the US Study PL-208 (ID NCT0156668). This performance is comparable to other diagnostic cancer devices such as Mammogram (~sensitivity of 75%, specificity of 71%) and was demonstrated in a large sample size of 418 subjects included in the final analysis.

PL-210 - ProLung Test Measurement Collection Protocols for Label Expansion (Ongoing NCT04134520)

The purpose of this Study is to identify and test different data collection methods to determine which approaches may be useful in evaluation additional cancers to lung cancer (including breast cancer) and improve the ProLung Testing procedure. Once this Study is complete, the Sponsor plans to evaluate these improvements in future follow up cancer validation studies that will assess device accuracy using the new measurement collection methods.

The address of our principal executive office is:

IONIQ Sciences

350 W. 800 N., Suite 214

Salt Lake City, Utah 84103

Our telephone number is (801) 736 – 0729.

Our facsimile number is (801) 906 – 0333.

Our e-mail address is info@IONIQsciences.com.

Our website may be viewed at www.IONIQsciences.com. Information included in our website is not a part of this Report.

Company Overview

The Company was incorporated on November 19, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company began operations and changed its name to Fresh Medical Laboratories, Inc., and in April 2017, the Company changed its name to ProLung, Inc. In May 2020, the Company filed a dba for IONIQ Sciences.

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to include the use of certain BMC technologies in the development of a medical device.

ProLung dba IONIQ Sciences is a clinical research company. Our expertise is managing lung cancer innovation. Our focus is to develop, market, and sell precision predictive analytical devices for a life-threatening disease. Our mission is to make a difference in time for underserved lung cancer patients.

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

Symptomatic:

Each year approximately 225,500 people are diagnosed with lung cancer and approximately 90 percent of lung cancer patients are symptomatic at presentation.

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

European Market

ProLung plans to utilize its CE mark in conjunction with US clearance in the European Union and European Free Trade Association Countries which represents approximately 513 million individuals and 28-member states. Europe has some of the highest smoking prevalence of any region in the world which has led to a high incidence of lung cancer. In 2012, the World Health Organization estimated that 268,000 individuals died from lung cancer and that more than 313,000 cases were diagnosed in the European Union.

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

Business

IONIQ ProLung Test

The IONIQ ProLung Test is comprised of the following two components:

●	IONIQ System - Each system, which will be sold to the customer, consists of the probe, scanner, tower, monitor, and keyboard which are all medical grade components available for sale in multiple lanugages. The pricing of the IONIQ System may vary upon the volume of the IONIQ ProLung Test Kits that a customer buys. We refer to the IONIQ System internally as capital equipment or the razor handle in the ubiquitous razor/razor blade sales analogy.

●	IONIQ ProLung Test Kit – IONIQ ProLung Test Kit sales should provide near term and continual cash flow. Each single-use, disposable, IONIQ ProLung Test Kit is sold in a nonsterile envelope that displays a unique identifier code that is required for access to a IONIQ ProLung Test Report, together with all the components necessary to assure precision test performance, patient comfort and hygiene. Each IONIQ ProLung Test Kit includes six diaphoretic electrodes, one probe tip and one moistening sponge. Initially, ProLung plans to sell the IONIQ ProLung Test Kit for $400 each, available in boxes of 10 and 40. Each IONIQ ProLung Test Kit is encoded with a unique identifier number and bar code that releases a written test result to the ordering physician. We refer to the IONIQ ProLung Test internally as the disposable component or the razor blade in the ubiquitous razor/razor blade sales analogy.

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

The IONIQ ProLung Test Procedure

1.	IONIQ ProLung Test System is connected to the probe, to the electrode cables, and to the power supply. Following a brief power-on sequence, the IONIQ ProLung Test completes a self-diagnostic test.
2.	The patient is seated.
3.	IONIQ ProLung Test kit is opened and removed from its tamper-proof packaging.
4.	Single-use diaphoretic electrodes are placed at sites on the patient’s back and arms.
5.	Session data is entered including technician name, physician name, report delivery method and patient data.
6.	Testing begins, as prompted by the device, by applying the probe to acquire measurement data from sites on the chest, shoulders and arms.
7.	IONIQ System monitors the acquisition of real-time data. Should re-measurement be required, the device provides visual and audible notification that it has not received usable data.

Research and Clinical Trial Results

Our IONIQ ProLung Test has been evaluated in seven clinical trials at 24 clinical sites with 1,200 subjects generating more than 20,000,000 data points. We made modifications to the IONIQ ProLung Test throughout the research process and will continue to attempt to improve its performance. A description of each clinical trial is below:

Proof of Principle — McHenry, IL (2005)

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

Reliability and Repeatability — Salt Lake City, UT (2006)

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

Efficacy and Safety in the Target Indication a.k.a. FML-204 — Baltimore, MD (2012)

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

Repeatability a.k.a. PL-209 — Salt Lake City, Utah (2015)

●	Description. The repeatability study enrolled sixty subjects, 30 male and 30 female, half of each gender with a body mass index (BMI) of 30 or more, and half with a BMI of 28 or less. Each subject was scanned twice on Day One and twice on Day Two. All scans were done by the same operator on the same IONIQ System. Fifty-nine subjects produced evaluable data. Four models (algorithms) were tested. The study was conducted by ProLung. Study objectives included quantifying the effects of gender, body mass index (BMI), day-to-day subject variability and variability of a single device when volume-averaged thoracic bioconductance was measured with the IONIQ ProLung Test.

●	Final Results. (1) Same-day variability is statistically significant (average second score is 0.0214 points lower), but the clinical impact of this finding is unclear (2) Day-to-day variability is impacted by the model (algorithm) chosen. One particular model with age (model 1b+age) has an ICC=0.958, indicating it is very repeatable. (3) Gender and BMI do not affect test performance. (4) Average test time is 18.5 minutes, with a range of 15-24 minutes. (5) The test is well tolerated and agreeable to test subjects. The repeatability study addressed several questions regarding use of the IONIQ ProLung Test. One significant limitation of this study is that no subjects with known pulmonary nodules or malignancy were enrolled. It is unknown whether pulmonary nodules or malignancy affect the repeatability of the IONIQ ProLung Test. While the study showed statistically significant variability of approximately 2% when testing the same subject twice on the same day, the clinical impact of this finding is unknown because it is not anticipated that patients will receive a second test on the same day in clinical use. While we note significant day-to-day variability when using an earlier model (the algorithm used in the Johns Hopkins Study, Journal of Thoracic Oncology, 2012), repeatability is markedly improved when using a more refined model.

PL-208 Study – (2012-2019)

●	Description. Three Validation studies have been completed for the IONIQ ProLung Test. The first is PL-208 which enrolled 420 patients across 15 US centers (ID: NCT01566682). This study was two-phased, with a 200-patient open-labelled training set to test and optimize an algorithm, followed by testing of the optimized algorithm on the diagnosis-blinded 174-patient validation set. Forty-six (46) subjects (11%) were excluded for being lost to follow up or having an inconclusive diagnosis, missing or inadequate device data. The predictive algorithm utilized the patient’s bioconductance measurements coupled with the patient’s age and a binary cut-off point of 0.5 was chosen to distinguish between high and low likelihood of cancer.

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

PLW-216 Study – (2017-2019)

●	Description. Ultimately, the Study Sponsor (ProLung Wuxi) improved the device operator training, test method and device predictive algorithm. The Sponsor concluded the PLW-208 Study and initiated PLW-216, utilizing improved training, test method and a modified locked predictive algorithm. This PLW-216 Study was a single-phase validation study whereby the predictive algorithm was locked prior to the first patient being enrolled and the IONIQ ProLung Test results were provided to site investigators prior to knowing the subject’s actual diagnosis. The PLW-216 Study enrolled 486 subjects in China at 4 centers led by Dr. Bai, the Chair of the Chinese Alliance against lung Cancer and Director of the Shanghai Respiratory Research Institute (ID: NCT 02726633, registration No 20170226).

●	Final Results. The Validation Study demonstrated improved performance yielding a Sensitivity of 84% Specificity of 73%, Positive Predictive Value (PPV) of 78%, Negative Predictive Value (NPV) of 80% and overall Accuracy of 79% from the US Study PL-208 (ID NCT0156668). This performance is comparable to other diagnostic cancer devices such as Mammogram (~sensitivity of 75%, specificity of 71%) and was demonstrated in a large sample size of 418 subjects included in the final analysis.

Other Research

PL-210 - ProLung Test Measurement Collection Protocols for Label Expansion (Ongoing NCT04134520)

The purpose of this Study is to identify and test different data collection methods to determine which approaches may be useful in evaluation additional cancers to lung cancer (including breast cancer) and improve the ProLung Testing procedure. Once this Study is complete, the Sponsor plans to evaluate these improvements in future follow up cancer validation studies that will assess device accuracy using the new measurement collection methods.

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

ProLung Patent Applications

Title	Country	Type	Filed (6)	Application #	Patent #
Company Owned Patents
Method for Diagnosing a Malignant Tumor	US (1)	ORD(1)	08/19/2013	13/970496	10,117,596B2
	JP	PCT(5)	10/18/2013	2016-536073	6,337,267
	Korea	PCT(5)	03/16/2016	10-2016-7006923	10-2035381
	China	PCT(5)	10/18/2013	201380079729.6	ZL2013800797296
Enhanced surface and tip for obtaining Bioelectrical signals	US	ORD (1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	US	ORD (1)	10/25/2007	11/978,045	7,603,171
	US	CON (2)	10/13/2009	12/578,329	8,121,677
Licensed Patents
Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	US	DIV (3)	11/26/2007	11/944,696	7,536,220
	US	ORD (1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	US	ORD (1)	7/20/2004	10/895,149	7,937,139
	JP	PCT (5)	1/15/2007	JP2007-522475	4,911,601

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

The FDA classifies medical devices into one of three classes - Class I, Class II, or Class III depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarket submission or application, if any, that will be required before marketing in the United States. We currently anticipate that the IONIQ System will be classified as a Class II de novo medical device.

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

Since receiving the substantive de novo review, we have completed the US PL-208 and Chinese PLW-216 validation studies and have collaborated with the FDA in multiple pre-submission meetings. The pre-submission meetings have primarily focused on the utilizing data and results from the PLW-216 Study to support a de novo submission.

In February 2020, the FDA designated the IONIQ ProLung Test a Breakthrough Device. Through the Breakthrough Device program, the FDA will provide ProLung with expedited reviews and the Centers for Medicare Medicaid Services (CMS) has provisions for a simpler and faster pathway to reimbursement. This is not a marketing clearance.

In 2020, we also received feedback from the FDA regarding the PLW-216 Study. The FDA has shared concerns regarding, indications for use, risks of the device, mechanism of action, device usability and repeatability, efficacy, PLW-216 Study design and applicability of the PLW-216 study results to the US population.

Before the FDA can grant clearance of our de novo application, we must resubmit the application and resolve FDA’s questions and concerns. As a result of our meetings with the FDA, submission of a new de novo application and possible changes in the FDA review team make it impossible to predict when, or if, clearance might occur with certainty, nor can we be certain that clearance under the de novo pathway or any other pathway ultimately will be granted.

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

Employees

As of December 31, 2020, we had eight employees. As of April 30, 2021, we had eight employees.

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

As of December 31, 2020, we remain an “emerging growth Company. We believe we will remain an “emerging growth company” through at least December 31, 2021.

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

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary IONIQ ProLung Test in the US and Europe and seeking marketing clearance for the IONIQ ProLung Test in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain. Our net loss for the year ended December 31, 2020 was $2,727,616 and for the year ended December 31, 2019 was $4,619,887.

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

As of December 31, 2020, we had outstanding Notes and Loans totaling $7,948,929. The balances of our loan obligations are scheduled to come due in 2022. If we default under our loan obligations, and we do not have sufficient cash resources to repay the loan, our creditors would have the ability to force us into bankruptcy. As a result of any bankruptcy proceeding, if cash resources were depleted, it is doubtful that there will be any amount available for distribution to our stockholders.

Risks Related to Our Business and Industry

We are in the early stages of commercialization and our IONIQ ProLung Test may never achieve commercial market acceptance.

Our IONIQ ProLung Test is approved and commercially available only in a limited number of countries and will not be available for sale in other countries, including the United States, until clinical development is completed and regulatory authorizations are obtained. Following our de novo application for marketing clearance for the IONIQ ProLung Test from the FDA, in February 2015, we received a letter from the FDA identifying many issues, questions, and concerns in our submission, including issues regarding our proposed risk classification for the test, the study design and analysis plan for the clinical trial intended to support our submission, along with certain other questions. In subsequent communications and meetings with the FDA, we succeeded in addressing a number of the FDA’s concerns, and we were asked to complete a clinical study. In 2018, before breaking the study data blind and analyzing the amassed clinical data for our PL-208 study, we collaborated with the FDA through two formal Pre-Submission Meetings regarding our PL-208 Study Statistical Analysis Plan, study design, device output and statistical approaches. Furthermore, in 2020 we have received feedback from the FDA regarding the PLW-216 Study. The FDA has shared concerns regarding, indications for use, risks of the device, mechanism of action, device usability and repeatability, efficacy, PLW-216 Study design and applicability of the PLW-216 study results to the US population. We have ongoing meetings with the FDA to address these significant comments from the FDA many of which have not yet been resolved.

The FDA will likely require additional clinical study work and resolve or negotiate the removal of the remaining issues previouslyidentified by the FDA, as well as address issues to be identified in the future, before clearing the IONIQ ProLung Test for marketing. This maynever occur. Moreover, the successful commercialization of our product will require significant, time-consuming and costly sales and marketing efforts. If the commercialization of our IONIQ ProLung Test is unsuccessful or we are unable to market our IONIQ ProLung Test due to market developments, failure to obtain and maintain the regulatory authorizations necessary for our business to be commercially viable, development of alternative diagnostics or otherwise, we will be required to expend significant additional resources on research anddevelopment to improve our IONIQ ProLung Test. The development of a new test will be subject to the risks of failure inherent in the creation of any innovative new medical technology. These risks include the possibilities that our test will not be effective or of acceptable quality, will fail to receive necessary regulatory authorizations, will be uneconomical to manufacture or market or does not achieve broadmarket acceptance, and that third parties market a superior or equivalent product. Even if our test is effective, it may not be accepted by patients or physicians. The failure of our research and development activities to result in any commercially viable products would have a material adverse effect on our business and financial condition.

We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

We have no experience commercializing the IONIQ System and IONIQ ProLung Test. We currently have no products available for sale. If the IONIQ ProLung Test or our other products in development are not successful at a level sufficient to generate a profit and we are unable to develop additional products, our business will not succeed.

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

Under current Medicare hospital inpatient reimbursement policies, the Centers for Medicare & Medicaid Services (“CMS”) offers a process whereby manufacturers may apply for temporary add-on payment for a new medical technology when the applicable DRG-based inpatient prospective payment rate is inadequate to cover the cost of a new product. To obtain add-on payment, a technology must be considered “new,” represent an advance in medical technology that substantially improves, relative to technologies previously available, the diagnosis or treatment of Medicare beneficiaries, and data reflecting the cost of the new technology must not yet be available in the data used to recalibrate the DRGs and the sponsor much show that admissions involving the furnishing of the technology exceed cost thresholds established by CMS for each applicable DRG. If an application is approved, “new technology” add-on payments are made to hospitals for no less than two years and no more than three years. Provisions exist for four years of automatic CMS reimbursement for Breakthrough Devices though the reimbursement landscape may change in ways the Company cannot predict. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add- on payments can be made, and cannot assure you that CMS will agree to provide such incremental payments for the IONIQ ProLung Test. Even if the IONIQ ProLung Test receives FDA and other required regulatory clearances or approvals, the diagnostic procedure performed with the test may not receive incremental reimbursement in the foreseeable future, if at all.

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

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at our office, facilities or work site, our operations may be affected significantly, our productivity may be affected, our ability to complete projects. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

Our clinical study designs have not been reviewed by the FDA.

Our PL-208 and PLW-216 clinical studies were designed without input from the FDA. We have received significant comments from the FDA, some but not all of which have been resolved. There can be no assurance that the FDA will approve the design of PL-208 and PLW-216 or any future study, or agree that the results generated in our PL-208 and PLW-216 trial is sufficient for FDA to approve or clear the IONIQ ProLung Test for our desired indication for use. Even if our clinical studies produce favorable results, the FDA may refuse regulatory clearance and or require additional research causing delays in the launch and commercialization of the IONIQ ProLung Test in theUS.

Our clinical studies have resulted in statistically significant variability and the results may be insufficient to gain marketing clearance from the FDA.

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

Parts, components, and software incorporated in the IONIQ System may become obsolete.

The IONIQ System consists of both custom and off the shelf parts and software. As off the shelf components age they may become obsolete requiring ProLung to procure, test and validate replacement components, parts and software for the IONIQ System.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103. We currently lease this property for $3,600 a month. This location is approximately 3,635 square feet of office space.

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

(b) Holders

As of April 30, 2021, there are 4,094,916 shares outstanding held by approximately 800 stockholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In April 2017 the Board of Directors approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers, employees and non-employee agents, consultants, advisers, and independent contractors of the Company or any parent or subsidiary of the Company. The following table sets forth certain information with respect to the Plan and any other plans plan as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	663,016	$5.19	0
Equity compensation plans not approved by security holders	1,305,595	$5.09	N/A
Total	1,968,611	$5.07	0

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

Fiscal Year Ended December 31, 2020, compared to Fiscal Year Ended December 31, 2019

Revenue and Cost of Revenue.

During the year ended December 31, 2020 or 2019, we had no revenue.

Operating Expenses

Research and Development Expense. Research and development expense for the year ended December 31, 2020 was 738,734 compared to research and development expense of $2,099,463 for the year ended December 31, 2019; representing a decrease of $1,360,729. The decrease was due to the following events:

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

Also during 2020, we had lower stock based compensation during 2020 due to our 2020 employee option issuances having a four-year vesting period compared to the 2019 employee issuances having a one-year vesting period.

The decrease during 2020 was was slightly offset by us having sufficient funds in 2020 to hire a new employee to research additional uses for our test. We would expect our research and development costs to remain relatively constant during 2021 unless we do not receive additional funding.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2020 was $1,330,926 compared to selling, general, and administrative expense of $1,464,515 for the year ended December 31, 2019, representing a decrease of $133,589. This decrease was due to the decrease in amortization of stock based compensation as discussed above. Also, we have implemented various cost controls and a shift of our funds being utilized for developing our IONIQ ProLung Test rather than unneeded administrative costs.

This decrease was offset slightly by stock based compensation to our Board members and consultants to the Board. We increased the size of our Board during the end 2019 and compensate them with stock options. As a result, there were more options issued to the Board during 2020

Other Expense. Other expense for the year ended December 31, 2020 was $657,956 compared to $1,055,909 the year ended December 31, 2019. The decrease costs consist of the following:

Interest Expense – Interest increased in 2020 to ($783,965) from ($407,358) in 2019 due to increased debt levels and the associated amortization of additional loan costs.

Gain/ Loss on Debt Extuingsuishment – During the year ended December 31, 2019, the holders of certain convertible debt were given the opportunity to extend the maturity date of their notes and receive a lower conversion rate. Since the adjustment was so significant we considered the notes extinguished and subsequently reissued. As a result, we recognized a $648,551 loss on the extinguishment.

In April 2020, the Company entered into an SBA Loan Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $126,000 from the SBA Loan. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The Company received notice in November 2020 the loan had been forgiven and recorded the forgiveness as gain from debt extinguishment.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2020 and 2019:

	December 31,
	2020	2019

Cash	$185,126	$207,421

Current assets	190,553	212,848
Current liabilities	(1,730,413)	(2,535,877)

Working capital deficit	$(1,539,860)	$(2,323,029)

We need additional capital to continue our operations. We issued $2,369,500 in convertible notes during the year ended December 31, 2020. Also, we received $126,000 in PPP loans. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest are March 31, 2022. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at conversion prices ranging from $3.20 to $10.53 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. Through December 31, 2020, we have issued $7,772,265 in convertible promissory notes.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2020 and 2019 is as follows:

	For the Year Ending
	December 31,
	2020	2019

Operating activities	$(1,907,793)	$(1,394,115)
Investing activities	(3,588)	-
Financing activities	1,889,086	1,352,250

Net decrease in cash	$(22,295)	$(41,865)

Operating Activities

For the year ended December 31, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $536,221 for stock-based compensation, amortization of debt discount, depreciation and gain on debt extinguishment.

For the fiscal year ended December 31, 2019, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $2,734,209 for impact of stock-based compensation, amortization of research and development agreement, loss on debt restructure, and depreciation.

Investing Activities

During the year ended December 31, 2020, the Company purchased equipment totaling $3,588. During 2019 we had no investing activities.

Financing Activities

During the year ended December 31, 2020, cash flows from financing activities totaled $1,889,086. We received $2,369,500 in proceeds related to the issuance of convertible notes payable. In conjunction with receiving these proceeds we paid a placement agent $223,575 in loan fees. We also paid $342,732 to settle a convertible loan that was due.

We received $126,000 in proceeds pursuant to a PPP loan CARES Act which was forgiven in November 2020. Other financing activities included a receipt of $4,893 related to the exercise of warrants and a $45,000 payment related to our research and development note payable.

During the year ended December 31, 2019 cash flows from financing activities totaled $1,352,250 related to proceeds received from the issuance of convertible notes and short term loans, net of loan costs paid and $150,000 in payments related to our research and development note payable.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and therefore the internal controls are considered not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2020, the following material weaknesses existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. Due to this material weakness, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Business Address	Age	Position
Jared Bauer	39	Chief Executive Officer, and Director
Michael Garff	38	Director, Chief Operating Officer
Jim Hogan	64	Director, Chairman of Finance & Compensation Committee
Don Patterson	68	Director, Chairman of Audit Committee
David Nielsen	48	Director
Rich McKeown	74	Director

Jared Bauer. Mr. Bauer, 39, was promoted from interim Chief Executive Officer to Chief Executive Officer of ProLung in October 2019. He was appointed to the ProLung Board of Directors in August 2018 and appointed interim CEO one month later. Mr. Bauer is also Chief Executive Officer of ApolloDx, LLC, an in vitro mobile point-of-care diagnostic company, and the Chief Executive Officer of CibusDx Inc., a company delivering technology that improves food safety testing. In 2012, Mr. Bauer founded Exuro Medical and acquired BurnFree Products. At the time, BurnFree was insolvent, riddled with legal issues and had not shipped product in nearly six months. In just two years with a focus on sustainable revenue generation, he led the Exuro Medical team to expand BurnFree distribution to 58 countries, managing regulatory processes, re-working quality systems and making BurnFree the second largest burn treatment product line in the world. Mr. Bauer also co-founded and led the Idaho Business Council, which is a pioneering, non-partisan collaboration between the state’s business community and all of its research universities to promote Idaho-based research and economic development. Mr. Bauer also serves as a trustee at The Oliver Fund, which is a non-profit he co-founded with his wife.

Jim Hogan. Mr. Jim Hogan, 64, served his entire professional career in the medtech industry in multiple locations in the USA and abroad. After rising to the role of Director of Sales and Marketing for Pfizer Europe in London, he successfully founded two medtech companies and led two others. These four start-up medtech companies were all successfully exited. Mr. Hogan recently retired from Medtronic, one of the world’s largest medtech companies, where he was President of Medtronic Latin America, corporate Vice President, and appointed to the company’s Sr. Executive Committee. Mr. Hogan has deep operational, sales, marketing, and general management expertise with medical devices and therapeutics in some of the smallest and largest medtech companies in the world. Mr. Hogan remains dedicated to health-related philanthropic endeavors from his home in Park City, Utah. Mr. Hogan holds a BA in Chemistry and Psychology in addition to a MBA from the University of Minnesota.

Don Patterson. Mr. Don Patterson, 68, comes to the Board with a broad range of experience. He began his professional career in public accounting and worked for both large and small firms as a CPA for 24 years. During this time, he developed expertise in financial analysis and was significantly involved in merger and acquisition (M&A) activities. He has been involved in multiple boards of directors for companies ranging in size from small, closely-held companies to large privately-held, publicly listed companies. In one instance where he served on the boards of two NASDAQ-listed and affiliated firms as the Chair of the Audit Committee and a member of the Compensation Committee, he was directly involved in the sales negotiation to an investment bank. He has also been one of the founders in various entrepreneurial ventures, including manufacturing, distribution, intellectual property (IP) development and prosecution. His primary pursuit for the past 19 years has been in the development and licensing of patents involving manufacturing processes used in the home products industry. Mr. Patterson currently resides in Gilbert, Arizona and holds a BA degree in accounting from Arizona State University.

David Nielsen. Mr. David Nielsen, 48, is currently a partner at Whiteknob consulting, which is a medtech product development company. He has 20 years of R&D and leadership experience at BioFire and BioFire Defense (formerly named Idaho Technology), which sold to bioMérieux in 2014. As one of the original Idaho Technology employees, Mr. Nielsen worked in various roles in engineering, management, and business development rising to the position of Vice President of Product Development. He managed a team of more than 70 scientists and engineers who were responsible for developing and launching new medical diagnostic products and supporting the complex regulatory clearance process in the US, EU, and other jurisdictions. Mr. Nielsen is currently a partner at Whiteknob, which is a medtech product development company based in Salt Lake City, Utah. Mr. Nielsen holds a BS degree in Mechanical Engineering from Brigham Young University, and a Master of Mechanical Engineering from the University of Utah.

Rich McKeown. Mr. Rich McKeown, 74, is the co-founder of Leavitt Partners. Mr. McKeown is re-joining the ProLung Board, as the Leavitt Partners’ corporate designee, after previously serving on the ProLung Board from 2014-2017. Leavitt Partners is a health care intelligence business that understands the emerging role of value in health care. In previous roles, Mr. McKeown served as chief of staff for Mike Leavitt at the U.S. Department of Health and Human Services (HHS). At HHS, he directed and coordinated the activities of the largest department in the federal government, serving as the Secretary’s day-to-day manager for a department that employed 67,000 people and had an annual budget in excess of $840 billion. He also led the negotiations between China and the FDA regarding Drug, Device and Food issues which led to landmark agreements in 2008 and paved the way for the placement of US-FDA offices around the world. Mr. McKeown also served as senior counselor and chief of staff to Administrator Mike Leavitt at the U.S. Environmental Protection Agency (EPA). Mr. McKeown co-authored with Mike Leavitt the highly-acclaimed book titled Finding Allies, Building Alliances. Prior to his public service in Washington, D.C., Mr. McKeown served as chief of staff to Governor Mike Leavitt and as commissioner of the Utah State Tax Commission. Mr. McKeown currently resides in Salt Lake City, Utah and received his juris doctorate from the University of Utah and bachelor’s degree from Ohio University.

Michael Garff. Mr. Garff, 38, has served as our Chief Operating Officer since May 2009. At IONIQ, he obtained US FDA Breakthrough Device Designation and European regulatory approval (CE Mark) for the IONIQ ProLung Test, organized and operates manufacturing, acquired clinical sites at premier cancer hospitals, and designed and implemented a certified ISO 13485 quality management system. Currently, he oversees IONIQ’s product development, manufacturing, clinical studies, regulatory affairs, FDA submissions, quality audits, data analysis, and patents. Prior to IONIQ, he was involved with the Pierre Lassonde Entrepreneur Center where he served as a Director. While there he helped launch several biomedical companies. He holds a BS in Business Finance and an MBA from the University of Utah.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	The Class I director is Jim Hogan. His term will expire at the 2020 annual meeting of stockholders scheduled to be held in 2021;

●	The Class II directors is David Nielsen, Rich McKeown and Jared Bauer. Their terms will expire at the 2021 annual meeting of stockholders;

●	The Class III directors are Don Patterson and Michael Garff. Their terms will expire at the 2022 annual meeting of stockholders.

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

Our audit committee consists of Don Patterson (chair) and Michael Garff. Our Board of Directors has determined that Mr. Patterson and Mr. Garff are independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The chair of our audit committee is Mr. Patterson. Our Board of Directors has determined that Mr. Patterson is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulations S-K. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Item 11. Executive Compensation

Executive Compensation

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2020, and 2019. The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2020 and 2019, (b) the next two most highly compensated executed officers serving as of December 31, 2020, whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2019 or 2020.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
					(1)
Jared Bauer (2, 3)	2020	$110,000	$-	$79,884	$-	$189,884
	2019	$96,000	$-	$361,129	$-	$457,129

Michael Garff, Chief Operating Officer (4)	2020	$161,288	$-	$60,590	$-	$186,265
	2019	$161,288	$-	$24,977	$-	$186,265

(1)	The amounts represent fees paid or accrued by us to the executive officers for service as a Director on the Board of Directors.

(2)	Mr. Bauer was appointed as our interim Chief Executive Officer in August 2018 and promoted to CEO in October 2019. Mr. Bauer was being compensated under a consulting contract of $8,000 per month, which was increased by the Board to $10,000 per month in June 2020 at which point he became a salaried emoployee of the Company.

(3)	Includes the aggregate grant date fair value of options to purchase 33,000 and 127,000 shares of common stock issued to Mr. Bauer during 2020 and 2019, respectively in accordance with FASB ASC. Options related to Mr Baur’s service as CEO during the years ended December 31, 2020 and 2019 totaled 25,000 and 119,000, respectively. Options related to service as a director during 2020 and 2019 totaled 8,000 for each year.

(4)	Includes the aggregate grant date fair value of options to purchase 25,004 and 9,000 shares of common stock issued to Mr. Garff during and 2019, respectively in accordance with FASB ASC. Options related to Mr Garff’s service as an employee COO during the year ended December 31, 2020 totaled 17,004. Options related to service as a director during 2020 and 2019 totaled 8,000 and 9,000 respectively.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2020:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid	Stock Awards	Option Awards	Other	Total

David Nielsen (1)	$-	$-	$19,251	$-	$19,251
Don Patterson (2)	$-	$-	$24,065	$-	$24,065
Jim Hogan (3)	$-	$-	$24,065	$-	$24,065
Rich McKeown (4)	$-	$-	$19,251	$-	$19,251

(1) Represents the aggregate grant date fair value of options to purchase 8,000 shares of common stock issued in accordance with FASB ASC Standards.

(2) Represents the aggregate grant date fair value of options to purchase 10,000 shares of common stock issued in accordance with FASB ASC Standards.

(3) Represents the aggregate grant date fair value of options to purchase 10,000 shares of common stock issued in accordance with FASB ASC Standards.

(4) Represents the aggregate grant date fair value of options to purchase 8,000 shares of common stock issued in accordance with FASB ASC Standards.

Director Compensation Arrangements

Currently there are no formal arrangements for compensation to the members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of June 26, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,094,916 shares of our common stock issued and outstanding as of June 26, 2020. Unless otherwise indicated, the address of each person listed is in care of ProLung, 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103.

Name of Beneficial Owner, Officer or Director	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Shares Beneficially Owned

Eric Sokol (3)	378,082	9.1%
ProLung China	278,053	6.8%
Michael Garff, Chief Operating Officer (4)	118,876	2.9%
Jared Bauer(5)	197,000	4.6%
Don Patterson(6)	187,594	4.4%
All Executive Officers and Directors as a Group (six persons)	553,470	12.2%

(1)	The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)	Each current member of the Board of Directors has been awarded options to purchase shares of common stock for services on the Board.

(3)	Includes the assumed conversion of convertible debt into 37,393 shares of common stock. Also, includes 12,500 shares issuable upon the exercise of stock warrants that are currently exercisable or exercisable within 60 days.

(4)	Includes 59,501 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Includes 197,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Includes the assumed conversion of convertible debt into 127,252 shares of common stock. Also, includes 25,417 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days. Includes 34,925 shares of common stock held.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements described herein, since January 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year-end for the last two completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family or household had or will have a direct or indirect material interest, other than the transactions described below.

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

	2020	2019
Audit Fees	$46,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$46,000	$45,000

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

The Audit Committee has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee) approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2020 and 2019 were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of December 31, 2020 and 2019

●	Statements of Operations for the years ended December 31, 2020 and 2019

●	Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019

●	Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to the Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ProLung, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ProLung, Inc. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing, which creates substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT

April 30th, 2021

ProLung, Inc.

Balance Sheets

	December 31,
	2020	2019

Assets
Current Assets
Cash	$185,126	$207,421
Prepaid expenses	5,427	5,427
Total Current Assets	190,553	212,848

Property and equipment, net	71,160	135,633
Intangible assets, net	127,491	137,054

Total Assets	$389,204	$485,535

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$206,658	$387,739
Accrued liabilities	1,078,755	636,207
Short term loans payable	105,000	105,000
Payable for research and development - current	340,000	200,000
Convertible notes payable - current	-	1,206,931
Total Current Liabilities	1,730,413	2,535,877

Long-Term Liabilities
Payable for research and development agreement - long term	25,000	210,000
Convertible notes payable, related party, net - long-term	364,967	193,346
Convertible notes payable, net - long-term	7,113,962	4,242,966
Total Long-Term Liabilities	7,503,929	4,646,312

Total Liabilities	9,234,342	7,182,189

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,084,916 and 4,068,557 shares issued and outstanding, respectively,	4,085	4,069
Additional paid-in capital	27,662,507	27,083,391
Accumulated deficit	(36,511,730)	(33,784,114)
Total Stockholders’ Deficit	(8,845,138)	(6,696,654)

Total Liabilities and Stockholders’ Deficit	$389,204	$485,535

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2020	2019
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	738,734	2,099,463
Selling, general and administrative expense	1,330,926	1,464,515
Total operating expenses	2,069,660	3,563,978
Loss from operations	(2,069,660)	(3,563,978)
Other income (expense):
Gain (loss) on debt extinguisment	126,000	(648,551)
Interest expense	(783,956)	(407,358)
Total other expense	(657,956)	(1,055,909)
Net loss	$(2,727,616)	$(4,619,887)

Basic and diluted loss per share	$(0.67)	$(1.19)

Weighted-average common shares outstanding, basic and diluted	4,077,797	3,895,673

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2020

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2018	3,861,849	$3,862	$25,582,996	$(29,164,227)	$(3,577,369)

Shares issued under research and development agreement	278,053	278	889,492	-	889,770
Shares cancelled by former directors	(71,345)	(71)	71	-	-
Stock-based compensation	-	-	559,122	-	559,122
Warrants issued to convertible debt placement agent	-	-	51,710	-	51,710
Net loss	-	-	-	(4,619,887)	(4,619,887)
Balance, December 31, 2019	4,068,557	4,069	27,083,391	(33,784,114)	(6,696,654)

Exercise of warrants	1,359	1	4,892	-	4,893
Issuance of stock for services	15,000	15	37,035	-	37,050
Stock-based compensation	-	-	382,613	-	382,613
Warrants issued to convertible debt placement agent	-	-	154,576	-	154,576
Net loss	-	-	-	(2,727,616)	(2,727,616)
Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$(36,511,730)	$(8,845,138)

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,727,616)	$(4,619,887)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	77,624	54,179
Share-based compensation	419,663	559,122
Amortization of loan discount/loan fees	164,934	22,857
(Gain) loss on debt extinguishment	(126,000)	648,551
Shares issued under research agreement	-	889,770
Amortization of research and development agreement	-	560,000
Change in assets and liabilities:
Prepaid expenses	-	18,826
Accounts payable	(158,946)	79,993
Accrued liabilities	442,548	392,474
Net cash flows used in operating activities	(1,907,793)	(1,394,115)

Cash flows from investing activities:
Purchase of equipment	(3,588)	-
Net cash flows used in investing activities	(3,588)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	2,187,500	1,372,250
Proceeds from convertible notes payable - related party	182,000	50,000
Proceeds from SBA Loan	126,000	-
Proceeds from short term notes payable	-	105,000
Proceeds from warrant exercise	4,893	-
Payment to placement agent for convertible notes payable	(223,575)	(25,000)
Payment on research and development note payable	(45,000)	(150,000)
Payment on convertible note payable	(342,732)	-
Net cash flows provided by financing activities	1,889,086	1,352,250

Net decrease in cash	(22,295)	(41,865)
Cash at beginning of period	207,421	249,286
Cash at end of period	$185,126	$207,421
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$125,632	$48,145
Supplemental disclosure of non-cash investing and financing activities:
Debt discount on convertible notes - warrants	$356,016	$95,835
Payment of research and development agreement with long term payable	$-	$560,000
Leasehold improvements purchased through convertible note	$-	$133,553
Cancellation of former board shares	$-	$71

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Notes to Financial Statements

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

Going Concern – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) approval, the Company will not achieve its planned level of operations in the United States. The Company does have a Conformité Européene or CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consists principally of cash. The Company has no cash balances during the years ended December 31, 2020 and 2019 in excess of federally insured limits. The Company places its cash with a high credit quality financial institution.

Fair Value of Financial Instruments – For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 and 2019.

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

Intangible Assets – As further discussed in Note 4 to these financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement. These intangible assets are being amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

Impairment or Disposal of Long-Lived Assets - Long-lived assets are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record an asset impairment charge for either of the years ended December 31, 2020 and 2019.

ProLung, Inc.

Notes to Financial Statements

Research and Development – The Company expenses research and development costs as incurred. Research and development costs primarily consist of clinical study costs, consulting fees, compensation of employees related to activities to obtain regulatory approval for the Company’s devices, and materials and supplies.

Stock-based Compensation – The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee is required to provide service in exchange for the award, usually the vesting period.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2020 and 2019, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

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

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2020 and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	December 31,
	2020	2019
Warrants to purchase shares	1,305,595	1,255,667
Stock options	663,016	526,135
Convertible notes	2,728,358	1,774,351

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

ProLung, Inc.

Notes to Financial Statements

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

Convertible Notes Payable – In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has not yet determined the impact of adoption this standard on our financial position, results of operations or cash flows.

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

Through December 31, 2019, the balance was $410,000 and 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. During the year ending December 31, 2020, the Company has made $45,000 in cash payments with the remaining $365,000 payable as follows: $140,000 currently due; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022.

Note 3 – Property and Equipment

Property and equipment consists of the following at December 31, 2020 and 2019:

		December 31,
	Life	2020	2019

Leasehold improvements	3 Years	$133,553	$133,553
Computer equipment	3 years	31,392	31,392
Office equipment	3 to 5 years	22,740	19,152
Tooling	5 years	92,228	92,228

		279,913	276,325
Less accumulated depreciation		(208,753)	(140,692)

Property and equipment, net		$71,160	$135,633

Depreciation expense for the years ended December 31, 2020 and 2019 was $68,061 and $44,619, respectively.

ProLung, Inc.

Notes to Financial Statements

Note 4 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300. These patents will be amortized over 220 months (18.3 years), at a rate of $797 per month, or $9,562 per year. During the years ended December 31, 2020 and 2019 the Company recognized amortization expense of $9,562 each year. At December 31, 2020, there was accumulated amortization of $47,809.

Note 5 – Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019

Accrued interest	$1,017,537	$524,136
Accrued royalties	17,873	17,873
Accrued settlement	-	55,000
Accrued payroll and payroll taxes	43,345	39,198

Accrued liabilities	$1,078,755	$636,207

Note 6 –Notes Payable

Short-term loans payable

The Company issued short term loans totaling $105,000 during 2019 for working capital. These loans are due on demand and accrue compounded interest at 3.5% per month (42% per annum). The principal is due in cash and the accrued interest can be paid either in cash or common shares. At December 31, 2020, there was $62,516 in accrued interest related to these notes.

SBA Loan

In April 2020, the Company entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with Zions Bank pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $126,000 from the SBA Loan. The SBA Loan was scheduled to mature in April 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. The Company received notice in November 2020 the loan had been forgiven and recorded the forgiveness as gain from debt extinguishment.

Convertible Notes Payable

2015 Convertible Notes (Kolob and Ensign Notes)

In 2015, the Company issued two convertible promissory notes (the “Kolob” and “Ensign” notes) in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The Kolob note was for $342,732 and the Ensign note totaled $864,199. The notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. The notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the Kolob and Ensign notes were due in November 2020. In November 2020, as part of the settlement of the Kolob and Ensign notes (see below), the maturity date was extended to March 2022, the conversion price was lowered to $3.20 per share and they were securitized. The newly added security position from November 2020 on the Kolob Note and on the Ensign Note was removed in March 2021.

ProLung, Inc.

Notes to Financial Statements

Kolob Note

In December 2020, the Kolob note was settled as part of convertible note proceeds received totaling $525,000 thereby removing the security position that was added in November 2020; 100,000 of which was from a current board member. The convertible notes pay interest at 8% and are due March 31, 2022. The amount related to settling the Kolob note ($342,732) is convertible at $3.20 per share with the remaining $182,268 convertible at $10.53 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Ensign Note

In December 2020, part of the Ensign note was assigned as part of convertible note proceeds received totaling $50,000. The Ensign Note has subsequently been settled thereby removing the security position that was added in November 2020. The convertible notes pay interest at 8% and are due March 31, 2022. $12,350 of this loan is convertible at $3.20 per share with the remaining $37,650 convertible at $10.53 per share. Subsequent to December 31, 2020, $12,350 of the proceeds was used to settle part of the Ensign note. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

2020 Other Convertible Note Issuances

During the year ended December 31, 2020, the Company issued $1,794,500 in convertible notes; $82,000 of which was from a current board member. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share. If at any time prior to the maturity date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. The notes are due March 2022. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

2019 Convertible Note Issuances

During the year ended December 31, 2019, the Company issued $1,555,803 in convertible notes; $50,000 of which from a current board member. The Company received cash proceeds of $1,422,250 and settled $133,553 in leasehold improvements. These notes are unsecured, bear interest at 8% and are convertible at $3.20 per share ($250,000 of these notes were originally convertible at $5.20 and reduced in April 2019). The notes are due March 2022. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Since these convertible notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $201,427 and $69,125 of cash loan costs related to the issuance of the convertible notes during the years ended December 31, 2020 and 2019. Also, during 2020 and 2019, in conjunction with the issuance of these convertible notes, the Company issued 58,162 and 21,608 warrants to a broker, respectively. These warrants are exercisable at prices between $3.20 and $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $154,576 ($2.66 per warrant) and $51,710 ($2.39 per warrant) for the years ended December 31, 2020 and 2019. The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

	2020	2019

Expected life	5.0 years	5.0 years
Exercise price	$3.20 to $10.53	$3.20
Expected volatility	188% to 205%	98% to 106%
Weighted average volatility	189%	100%
Expected dividends	n/a	n/a
Risk-free interest rate	0.67%	1.83%

ProLung, Inc.

Notes to Financial Statements

The loan costs incurred will be amortized as a component of interest expense over the term of the convertible notes. During the year ended December 31, 2020 and 2019, the Company recognized interest expense of $164,934 and $18,594 related to the amortization of the loan costs, respectively. As of December 31, 2020, the unamortized balance loan costs is $293,336.

Convertible notes payable is summarized as follows:

	December 31,
	2020	2019

Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $382,000 and $200,000)	$7,772,265	$4,538,553

Convertible notes payable; unsecured; interest at 8.00%; due November 2020	-	1,206,931

Unamortized discount and loan costs (includes related party amount of $17,033)	(293,336)	(102,241)
Notes payable, net	$7,478,929	$5,643,243

Less: current portion, net	-	(1,206,931)

Convertible notes payable - long term, net	$7,478,929	$4,436,312

Note 7 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The Board has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2020, and 2019, the Board has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 8 – Common Stock

Common Stock Issued for Services

In May 2020, the Company issued 15,000 shares of common stock for consulting services received. The Company recorded an expense of $37,050 ($2.47 per share). The fair value was derived from a valuation done on the Company.

See Note 2 for common stock issued under a research and development agreement during the year ended December 31, 2019.

Exercise of Warrants

During 2020, 1,359 warrants were exercised for $4,893 in cash proceeds or $3.60 per share.

Return of Former Board Member Shares

During the year ended December 31, 2019, as part of a settlement with the Utah Division of Securities (further discussed in Note 11), certain former directors of the Company returned 71,345 shares of common stock. There was no consideration given to these shareholders for the return of the shares.

ProLung, Inc.

Notes to Financial Statements

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

2020 Board and Employee Option Grants

As part of an agreement for their service during 2020 current Board members and advisors to the Board accepted the issuance of 57,994 options at exercise prices of $2.47 and $3.20 per option. These options vested upon issuance. The fair value of these options was $2.40 per option or $139,460 and was expensed upon grant.

In May 2020, the Board’s approved the issuance of 78,887 options to employees of the Company at an exercise price of $2.47 per option. These options vests quarterly over four years. The fair value of these options was $2.43 per option or $191,641 and will be expensed over the relative vesting period.

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

The fair value of these options was $2.42 and $2.93 per option for the year ended December 31, 2020 and 2019. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

	2020	2019

Weighted average fair value	$2.42	$2.83
Expected life	6.08 years	5.3 years
Exercise price	$2.57	$3.64
Expected volatility	182% to 205%	130% to 141%
Weighted average volatility	190%	138%
Expected dividends	n/a	n/a
Risk-free interest rate	0.46%	1.82%

The Company recorded an expense of $343,331 and $549,747 for the year ended December 31, 2020 and 2019 related to these options. The $152,010 remaining unrecognized expense will be recognized through June 2024.

ProLung, Inc.

Notes to Financial Statements

A summary of option activity for the year ended December 31, 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2019	526,135	$5.85	8.7 years
Issued	136,881	$2.57
Adjustment	-	$-
Forfeited/Expired	-	$-
Outstanding at December 31, 2020	663,016	$5.16	8.1 years	$-
Vested at December 31, 2020	599,905	$5.44	7.9 years	$-

Total stock-based compensation expense from stock grants (Note 8) options and warrants (Note 10) and related amortization have been included in the statements of operations as follows:

	For the Year Ending
	December 31,
	2020	2019

Research and development expense	$44,091	$97,433
Selling, general and administrative expense	375,572	461,689

Total share-based compensation	$419,663	$559,122

Note 10 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 6 for 58,162 and 21,608 warrants issued as part of loan issuance costs during the years ended December 31, 2020 and 2019, respectively.

In August 2019 the Company and a former consultant reinstated a consulting agreement whereby this consultant, based on services rendered, will receive 1,875 warrants a month through June 2020. During 2020 and 2019, 11,250 and 9,375 warrants have been issued to fulfill the contract, respectively. The warrants have an exercise price of $4.00 and vest upon issuance and expire October 2024. The fair value of the warrant shares issued was $23,671 ($2.10 per share) and 21,803 ($2.33 per share), respectively and expensed upon issuance.

During 2020, the Company issued 6,500 warrants to a consultant exercisable at $4.00 per share, vested upon issuance and expire in 10 years. The fair value of the warrant shares issued was $15,612 ($2.40 per share) and expensed upon issuance.

The fair value of the above warrants was computed using the Black Scholes method using the following weighted-average assumptions:

	2020	2019

Weighted average fair value	$2.21	$2.33
Expected life	3.4 years	2.5 years
Exercise price	$4.00	$4.00
Expected volatility	143% to 205%	136% to 162%
Weighted average volatility	174%	146%
Expected dividends	n/a	n/a
Risk-free interest rate	0.44%	1.56%

ProLung, Inc.

Notes to Financial Statements

A summary of warrant activity for the years ended December 31, 2020 and 2019 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years	$-
Issued	75,912	$3.52
Exercised	(1,359)	$3.60
Adjustment	5
Expired/Forfeited	(24,630)	$4.03
Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years	$-

Note 11 – Commitments and Contingencies

Research and Development Agreement

See Note 2 Research and Development Agreement for commitment to ProLung China under a research and development agreement.

COVID-19

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

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September 2019 and incurred $43,541 and $14,400 in lease expense as it relates to this lease during 2020 and 2019, respectively. The remaining minimum lease expense is expected to be $43,200 for 2021 and $14,400 for 2022.

During 2019, the Company incurred $133,553 in leasehold improvements that were settled with a convertible note payable (Note 6). These improvements will be amortized through April 2022.

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

ProLung, Inc.

Notes to Financial Statements

In November 2019, Campbell, Treu, Morgan, and Raybould entered into Stipulation and Consent Orders wherein they returned shares of stock to the Company’s treasury and paid fines to the Division of Securities.

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division. The fine has been settled as of December 31, 2020

Note 12 – Income Taxes

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019

Net operating losses	$6,994,900	$6,190,000
Research and development credit carryforward	209,900	209,900
Depreciation and amortization	(7,800)	(8,100)
Valuation allowance	(7,197,000)	(6,391,800)
Net Deferred Tax Asset	$-	$-

As of December 31, 2020, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2020 and 2019 is set forth below:

	For the Year Ended
	December 31,
	2020	2019

Net loss	$(709,000)	$(1,201,000)
Non-deductible expenses and other	(96,200)	287,900
Change in valuation allowance	805,200	913,100
Benefit from income taxes	$-	$-

ProLung, Inc.

Notes to Financial Statements

As of December 31, 2020, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $26.9 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2040. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2017. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2015. During the years ended December 31, 2020 and 2019, the Company did not incur interest and penalties.

Note 13 – Subsequent Events

Subsequent to December 31, 2020, a total of $851,849 in Ensign notes were assigned to note holders as part of $3,348,779 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $827,149 at $3.20 per share and $2,521,630 at $10.53 per share. During this time, the company paid $864,199 in principal and $30,504 in interest to completely pay off the Ensign note.

As part of the proceeds received mentioned above, the Company incurred $229,573 of loan costs in cash and $229,573 in warrants (approximately 22,000 warrants exercisable with a strike price of $10.53).

The Directors (13,000 options) and Consultants (4,600 options) earned a combined total of 17,200 options for their service in 1Q20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC.

May 03, 2021	By:	/s/ Jared Bauer
Date		Jared Bauer
Chief Executive Officer (Principal Executive and Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jared Bauer	Chief Executive Officer (Principal Executive and Accounting Officer)	May 03, 2021
Jared Bauer

/s/ Don Patterson	Director	May 03, 2021
Don Patterson

/s/ Michael Garff	Director	May 03, 2021
Michael Garff

/s/ Jim Hogan	Director	May 03, 2021
Jim Hogan

/s/ David Nielsen	Director	May 03, 2021
David Nielesen

/s/ Rich McKeown	Director	May 03, 2021
Rich McKown

Exhibit Index

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated October 10, 2017*

3.2	Amended and restated By-Laws(1)

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.