Form 10-Q
period 2021-03-31
PROLUNG INC
filed 2021-05-24
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 24, 2021 the issuer had 4,094,916 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$2,062,804	$185,126
Prepaid expenses	5,427	5,427
Total Current Assets	2,068,231	190,553

Property and equipment, net	58,194	71,160
Intangible assets, net	125,100	127,491

Total Assets	$2,251,525	$389,204

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$243,581	$206,658
Accrued liabilities	1,230,771	1,078,755
Short term loans payable	-	105,000
Payable for research and development - current	340,000	340,000
Convertible notes payable, related party, net - current	368,337	-
Convertible notes payable - current, net	9,477,841	-
Total Current Liabilities	11,660,530	1,730,413

Long-Term Liabilities
Payable for research and development - long term	25,000	25,000
Convertible notes payable, related party, net - long-term	-	364,967
Convertible notes payable, net, long-term	-	7,113,962
Total Long-Term Liabilities	25,000	7,503,929

Total Liabilities	11,685,530	9,234,342

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,094,916 and 4,084,916 shares issued and outstanding	4,095	4,085
Additional paid-in capital	27,799,179	27,662,507
Accumulated deficit	(37,237,279)	(36,511,730)
Total Stockholders’ Deficit	(9,434,005)	(8,845,138)

Total Liabilities and Stockholders’ Deficit	$2,251,525	$389,204

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	179,309	191,650
Selling, general and administrative expense	290,077	379,140
Total operating expenses	469,386	570,790
Loss from operations	(469,386)	(570,790)
Other income (expense):
Interest expense	(256,163)	(142,086)
Total other expense	(256,163)	(142,086)
Net loss	$(725,549)	$(712,876)

Basic and diluted loss per share	$(0.18)	$(0.18)

Weighted-average common shares outstanding, basic and diluted	4,081,241	4,068,557

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(725,549)	$(712,876)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	15,357	21,759
Stock-based compensation	50,803	162,320
Amortization of loan discount	73,654	19,119
Change in assets and liabilities:
Accounts payable	(67,620)	(105,508)
Accrued liabilities	152,016	27,336
Net cash flows used in operating activities	(501,339)	(587,850)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,588)
Net cash flows used in investing activities	-	(3,588)

Cash flows from financing activities:
Payment for placement of convertible notes payable	(123,684)	(35,100)
Payment on convertible notes payable	(864,199)	-
Proceeds from exercise of warrants	36,000	-
Proceeds from convertible notes payable - related party	-	50,000
Proceeds from convertible notes payable	3,330,900	690,500
Net cash flows provided by financing activities	2,379,017	705,400

Net increase in cash	1,877,678	113,962
Cash at beginning of period	185,126	207,421
Cash at end of period	$2,062,804	$321,383
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,504	$72,509
Supplemental disclosure of non-cash investing and financing activities:
Transfer of short term loans payable to convertible note payable	$105,000	$-
Discount recorded on convertible debt issuance	$278,106	$145,539

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2021

(Unaudited)

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2019	4,068,557	4,069	27,083,391	(33,784,114)	(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	$4,069	$27,317,200	$(34,496,990)	$(7,175,721)

Balance, December 31, 2020	4,084,916	4,085	27,662,507	(36,511,730)	(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	-	36,000
Warrants issued to convertible debt placement agent	-	-	49,879	-	49,879
Stock-based compensation	-	-	50,803	-	50,803
Net loss	-	-	-	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	$4,095	$27,799,179	$(37,237,279)	$(9,434,005)

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 may not be indicative of the results to be expected for the year ending December 31, 2021.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Warrants to purchase shares	1,314,165	1,284,442
Stock options	679,616	544,135
Convertible notes	3,000,889	2,028,103
	4,994,670	3,856,680

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Accrued interest	$1,169,553	$1,017,537
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,345	43,345

Accrued liabilities	$1,230,771	$1,078,755

Note 3 –Notes Payable

Convertible Notes Payable

The $105,000 short-term debt terms from October 2019 were amended in March 2021 to accrue 8% simple interest per annum, convertible at $3.20 per share. The note is convertible at any time with 75-day notice required if paid in cash.

2015 Convertible Notes (Ensign Note)

In 2015, the Company issued a convertible promissory note in the amount of $864,199. The note was convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. The note was unsecured and accrues interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount was due in November 2020. In November 2020, as part of the settlement of the Ensign Note, the maturity date was extended to March 2022, the conversion price was lowered to $3.20 per share and the note was securitized. During the three months ended March 31, 2021, the company paid $864,199 in principal and $30,504 in interest to completely pay off the Ensign note.

2021 Other Convertible Note Issuances

During the three months ended March 31, 2021, the Company issued $3,330,900 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $822,795 (for settlement of Ensign Note) at $3.20 per share and $2,508,105 at $10.53 per share. The notes are due March 2022. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Since these convertible notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $228,227 of cash loan costs related to the issuance of the convertible notes during the three months ended March 31, 2021. Also, during the three months ended March 31, 2021, in conjunction with the issuance of these convertible notes, the Company issued 21,695 warrants to a broker. These warrants are exercisable at $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $49,879 ($2.30 per warrant). The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$10.53
Expected volatility	187% - 191%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.45% - 0.92%

The total loan costs incurred of $278,106 were included with other loan costs incurred and will be amortized as a component of interest expense over the term of the convertible notes. During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $73,654 and $19,119 related to the amortization of the loan costs. As of March 31, 2021, the unamortized debt discount from the cash commission and warrants issued is $497,784.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Notes payable are summarized as follows:

	March 31,	December 31,
	2021	2020

$3.20 Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $347,282)	$7,616,090	$7,552,498

$10.53 Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $34,718)	2,727,872	219,767

Unamortized discount and loan costs (includes related party amounts of $13,663 and $17,033, respectively)	(497,784)	(293,336)

Notes payable, net	$9,846,178	$7,478,929

Less: current portion, net	(9,846,178)	-

Convertible notes payable - long term, net	$-	$7,478,929

Note 4 – Common Stock Options

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

As part of an agreement for their service during the three months ended March 31, 2021 current Board members and advisors accepted the issuance of 16,600 options to Board members at an exercise price of $2.47 per option. These options vested upon issuance. The fair value of these options was $2.38 per option or $39,575 and was expensed upon grant. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

2021
Expected life	5.0 years
Exercise price	$2.47
Expected volatility	188%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.92%

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

A summary of option activity for the three months ended March 31, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2020	663,016	$5.16	8.1 years
Issued	16,600	$2.47
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding at March 31, 2021	679,616	$5.09	7.9 years	$-
Vested at March 31, 2021	624,203	$5.33	7.8 years	$-

The Company recorded an expense of $50,803 and $162,320 for the three months ended March 31, 2021 and 2020 related to the amortization of options issued under the plan. The remaining unrecognized expense of $140,795 will be recognized through June 2024.

Total stock-based compensation expense from options and warrants (Note 6) and related amortization have been included in the statements of operations as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Research and development expense	$3,113	$12,496
Selling, general and administrative expense	47,690	149,824

Total share-based compensation	$50,803	$162,320

Note 5 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 3 for 21,695 warrants issued as part of loan issuance costs during the three months ended March 31, 2021. Also, during the three months ended March 31, 2021 10,000 warrants were exercised for cash proceeds of $36,000.

A summary of warrant activity for the three months ended March 31, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years
Issued	21,695	$10.53	5.0 years
Exercised	(10,000)	$3.60
Expired/Forfeited	(3,125)	$3.60
Outstanding at March 31, 2021	1,314,165	$5.13	1.6 years	$-
Vested at March 31, 2021	1,314,165	$5.13	1.6 years	$-

Note 6 – Commitments and Contingencies

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September 2019 and incurred $10,800 for both the three months ended March 31, 2021 and 2020.

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

Through March 31, 2021, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through March 31, 2021, $21,000 in cash payments had been made with the remaining $365,000 payable as follows: $140,000 currently due; $100,000 in April 2021; $100,000 in October 2021; and $25,000 in April 2022.

Note 7 – Subsequent Events

Subsequent to March 31, 2020, the Company has raised approximately $105,529 in convertible notes. These notes are convertible at prices ranging from $3.20 to $10.53 per share bear interest at 8% and mature in March 2022. As part of the proceeds the Company incurred $8,876 in loan fees and issued 843 warrants to a broker as part of loan issuance costs.

Subsequent to March 31, 2020, the IONIQ Board of Directors voted to convert 120,000 or approximately 59% of the 204,271 warrants previously earned by the Company’s broker dealers for fundraising activities during 2015-2017 to have a cashless exercise feature. Neither the expiration nor warrant price were amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) of ProLung, Inc. (the “Company”).

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

In addition, please review the other, and more detailed, risk factors discussed in our 2020 Form 10-K.

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

Revenues and Cost of Revenue. During the three months ended March 31, 2021 and March 31, 2020 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2021 was $469,386 compared to the total operating expenses for the three months ended March 31, 2020 of $570,790, representing a decrease of $101,404. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to decrease in stock-based compensation. In June 2019 we issued stock options to certain employees that vested over one year; in June 2020 we issued stock options to certain employees that vested over four years thereby having an amortization during the three months ended March 31, 2020 which was much larger than the amortization during the same period in 2021.

Research and Development Expense. Research and development expense for the three months ended March 31, 2021, was $179,309, compared to research and development expense of $191,650 for the three months ended March 31, 2020; representing a nominal decrease of $12,341. This decrease was mostly due to less amortization of stock-based compensation as mentioned above. Our overall cash expenses were similar during the three months ended March 31, 2021 and 2020.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2021 was $290,077 compared to selling, general and administrative of $379,140 for the three months ended March 31, 2020; representing a decrease of $89,063. This decrease was primarily due to stock-based compensation. We also continue to minimize administrative expenses.

Other Expense. Other expense for the three months ended March 31, 2021 was $256,163 as compared to $142,086 for the three months ended March 31, 2020 representing an increase of $114,077. This increase was solely related to interest expense. Due to higher debt amounts including amortizing cash and non-cash loan costs during 2021 as compared to 2020.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Cash	$2,062,804	$185,126

Current assets	2,068,231	190,553
Current liabilities	(11,660,530)	(1,730,413)

Working (deficit) capital	$(9,592,299)	$(1,539,860)

We need additional capital to continue our operations. We issued $3,330,900 in convertible notes during the three months ended March 31, 2021. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	The cost and availability of capital generally; and
●	The occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ending
	2021	2020

Operating activities	$(501,339)	$(587,850)
Investing activities	-	(3,588)
Financing activities	2,379,017	705,400

Net increase (decrease) in cash	$1,877,678	$113,962

Operating Activities

For the three months ended March 31, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $139,814 for stock-based compensation, amortization of debt discount and depreciation.

For the three months ended March 31, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $203,198 for stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the three months ended March 31, 2021 the Company had no activities classified as investing activities. During the three months ended March 31, 2020 the Company purchased equipment totaling $3,588.

Financing Activities

During the three months ended March 31, 2021, cash flows from financing activities totaled $2,379,017. The cash flows were related to proceeds received from the issuance of convertible notes net of offering costs of $3,207,216 as well as cash received from exercise of stock warrants of $36,000; this was offset by a $864,199 payment to settle a convertible note payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of March 31, 2021 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also issued 10,000 unregistered common shares related to the exercise of 10,000 stock warrants at $3.60 per share.

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

On January 9, 2020, the Division entered an order as follows: 1) entering certain Findings and Conclusions by the Division, which ProLung admitted via a Stipulation and Consent Order; 2) ordering ProLung to cease and desist from violating Utah Uniform Securities Act (the “Act”) and to comply with the requirements of the Act in all future business in the state of Utah; 3) ordering ProLung to disclose the contents of the order to investors and prospective investors in all future capital raising efforts and disclosure documents of ProLung; and 4) Ordering ProLung to pay a fine of $55,000 to the Division. Through March 31, 2021, the Company had paid the fine in full.

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

PROLUNG, Inc.

May 24, 2021	By:	/s/ Jared Bauer
Date		Jared Bauer, Chief Executive Officer

