Form 10-Q
period 2021-06-30
PROLUNG INC
filed 2021-08-16
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2021 the issuer had 4,122,130 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$1,572,917	$185,126
Prepaid expenses	-	5,427
Total Current Assets	1,572,917	190,553

Property and equipment, net	47,329	71,160
Intangible assets, net	122,710	127,491

Total Assets	$1,742,956	$389,204

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$68,019	$206,658
Accrued liabilities	1,357,995	1,078,755
Short term loans payable	-	105,000
Payable for research and development - current	315,000	340,000
Convertible notes payable, related party, net - current	371,743	-
Convertible notes payable - current, net	9,699,747	-
Total Current Liabilities	11,812,504	1,730,413

Long-Term Liabilities
Payable for research and development - long term	-	25,000
Convertible notes payable, related party, net - long-term	-	364,967
Convertible notes payable, net, long-term	-	7,113,962
Total Long-Term Liabilities	-	7,503,929

Total Liabilities	11,812,504	9,234,342

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,122,130 and 4,084,916 shares issued and outstanding	4,122	4,085
Additional paid-in capital	28,035,822	27,662,507
Accumulated deficit	(38,109,492)	(36,511,730)
Total Stockholders’ Deficit	(10,069,548)	(8,845,138)

Total Liabilities and Stockholders’ Deficit	$1,742,956	$389,204

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-		-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	214,055	198,289	393,364	389,939
Selling, general and administrative expense	456,244	431,028	746,321	810,168
Total operating expenses	670,299	629,317	1,139,685	1,200,107
Loss from operations	(670,299)	(629,317)	(1,139,685)	(1,200,107)
Other income (expense):
Interest expense	(336,053)	(177,423)	(592,216)	(319,509)
Gain on settlement of liabilities	134,139	-	134,139	-
Total other expense	(201,914)	(177,423)	(458,077)	(319,509)
Net loss	$(872,213)	$(806,740)	(1,597,762)	(1,519,616)

Basic and diluted loss per share	$(0.21)	$(0.20)	(0.39)	(0.37)

Weighted-average common shares outstanding, basic and diluted	4,104,785	4,075,150	4,096,618	4,071,854

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,597,762)	$(1,519,616)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	30,749	43,259
Stock-based compensation	194,976	314,310
Amortization of loan discount	200,286	56,120
Gain on settlement of liabilities	(134,139)	-
Change in assets and liabilities:
Prepaid expenses	5,427	-
Accounts payable	(32,524)	(181,694)
Accrued liabilities	361,506	140,934
Net cash flows used in operating activities	(971,481)	(1,146,687)

Cash flows from investing activities:
Purchase of property and equipment	(2,137)	(3,588)
Net cash flows used in investing activities	(2,137)	(3,588)

Cash flows from financing activities:
Payment for placement of convertible notes payable	(259,086)	(213,575)
Payment on convertible notes payable	(864,284)	-
Proceeds from exercise of warrants	36,000	-
Proceeds from convertible notes payable - related party	-	82,000
Proceeds from convertible notes payable	3,448,779	1,738,500
Net cash flows provided by financing activities	2,361,409	1,606,925

Net increase in cash	1,387,791	456,650
Cash at beginning of period	185,126	207,421
Cash at end of period	$1,572,917	$664,071
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,504	$96,582
Supplemental disclosure of non-cash investing and financing activities:
Discount recorded on convertible debt issuance	$292,401	$311,574
Non-cash partial settlement of research and development liability	$50,000	$-
Transfer of accrued interest to convertible notes payable	$43,931	$-
Conversion of debt to equity	$87,085	$-
Transfer of short term loans payable to convertible note payable	$100,181	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	4,068,557	$4,069	$27,083,391	$(33,784,114)	$(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	4,069	27,317,200	(34,496,990)	(7,175,721)
Shares issued for services	15,000	15	37,035	-	37,050
Warrants issued to convertible debt placement agent	-	-	70,635	-	70,635
Stock-based compensation	-	-	114,940	-	114,940
Net loss	-	-	-	(806,740)	(806,740)
Balance, June 30, 2020	4,083,557	$4,084	$27,539,810	$(35,303,730)	$(7,759,836)

Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$(36,511,730)	$(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	-	36,000
Warrants issued to convertible debt placement agent	-	-	49,871	-	49,871
Stock-based compensation	-	-	50,803	-	50,803
Net loss	-	-	-	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	$4,095	$27,799,171	$(37,237,279)	$(9,434,013)
Conversion of notes payable to common stock	27,214	27	87,058	-	87,085
Warrants issued to convertible debt placement agent	-	-	5,420	-	5,420
Stock-based compensation	-	-	144,173	-	144,173
Net loss	-	-	-	(872,213)	(872,213)
Balance, June 30, 2021	4,122,130	$4,122	$28,035,822	$(38,109,492)	$(10,069,548)

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results to be expected for the year ending December 31, 2021.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2021 and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	June 30,
	2021	2020
Warrants to purchase shares	1,315,010	1,289,521
Stock options	736,894	631,022
Convertible notes	3,044,570	2,361,398

	5,096,474	4,281,941

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Accrued interest	$1,296,777	$1,017,537
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,345	43,345

Accrued liabilities	$1,357,995	$1,078,755

Note 3 –Notes Payable

Convertible Notes Payable

The $105,000 short-term debt terms from October 2019 were amended in March 2021 to accrue 8% simple interest per annum, convertible at $3.20 per share. The note is convertible at any time with 75-day notice required if paid in cash. During the six months ended June 30, 2021, principal of $87,085 was converted into 27,214 shares of common stock. Concurrent with the conversion, $43,931 of accrued interest was combined with the principal of the convertible notes.

2015 Convertible Notes (Ensign Note)

In 2015, the Company issued a convertible promissory note in the amount of $864,199. The note was convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. The note was unsecured and accrues interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount was due in November 2020. In November 2020, as part of the settlement of the Ensign Note, the maturity date was extended to March 2022, the conversion price was lowered to $3.20 per share and the note was temporarily securitized. The securitized position has since been removed. During the three months ended March 31, 2021, the company paid $864,199 in principal and $30,504 in interest to completely pay off the original note holder of the Ensign note and transferred it to a new set of note holders.

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

2021 Other Convertible Note Issuances

During the six months ended June 30, 2021, the Company issued $3,448,779 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $851,848 at $3.20 per share and $2,596,931 at $10.53 per share. The notes are due March 2022. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Since these convertible notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $237,110 of cash loan costs related to the issuance of the convertible notes during the six months ended June 30, 2021. Also, during the six months ended June 30, 2021, in conjunction with the issuance of these convertible notes, the Company issued 22,515 warrants to a broker. These warrants are exercisable at $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $55,291 ($2.45 per warrant). The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$10.53
Expected volatility	185% - 191%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.76%

The total loan costs incurred of $292,401 were included with other loan costs incurred and will be amortized as a component of interest expense over the term of the convertible notes. During the three and six months ended June 30, 2021, the Company recognized interest expense of $200,286 and $126,632 related to the amortization of the loan costs, respectively. During the three and six months ended June 30, 2020, the Company recognized interest expense of $37,001 and $56,120 related to the amortization of the loan costs, respectively. As of June 30, 2021, the unamortized balance loan costs is $385,532.

Notes payable are summarized as follows:

	June 30,	December 31,
	2021	2020

$3.20 Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $347,282)	$7,640,324	$7,552,498

$10.53 Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $34,718)	2,816,698	219,767

Unamortized discount and loan costs (includes related party amounts of $10,257 and $17,033, respectively)	(385,532)	(293,336)

Notes payable, net	$10,071,490	$7,478,929

Less: current portion, net	(10,071,490)	-

Convertible notes payable - long term, net	$-	$7,478,929

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Common Stock Options

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

As part of an agreement for their service during the six months ended June 30, 2021 current Board members and advisors accepted the issuance of 33,200 options to Board members at exercise prices of $2.47 (16,600 options) and $6.73 (16,600 options) per option. These options vested upon issuance. The fair value of these options was $4.26 per option or $141,500 and was expensed upon grant. The fair value was computed using the Black Scholes method.

In May 2021, the Board’s approved the issuance of 40,678 options to employees of the Company at an exercise price of $6.73 per option. These options quarterly over four years. The fair value of these options was $6.37 per option or $259,104 and will be expensed over the relative vesting period.

The above fair values were computed using the Black Scholes method using the following assumptions:

Weighted Average Expected life	5.6 years
Weighted Average Exercise price	$5.77
Expected volatility	140% to 188%
Weighted average volatility	182%
Expected dividends	n/a
Risk-free interest rate	0.36% to 1.29%

A summary of option activity for the six months ended June 30, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2020	663,016	$5.16	8.1 years
Issued	73,878	$5.77
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding at June 30, 2021	736,894	$5.22	7.7 years	$1,424,854
Vested at June 30, 2021	651,419	$5.35	7.5 years	$1,208,459

The above intrinsic value is based on an assumed fair value of the Company’s stock of $6.73 per share. The Company recorded an expense of $144,173 and $107,985 for the three months ended June 30, 2021 and 2020 related to the amortization of options issued under the plan. The Company recorded an expense of $194,976 and $257,021 for the six months ended June 30, 2021 and 2020 related to the amortization of options issued under the plan. The remaining unrecognized expense of $357,659 will be recognized through June 2025 with a weighted average term of 3.9 years.

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Total stock-based compensation expense from amortization of options, warrants (Note 5) and common stock issuances have been included in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Research and development expense	$32,176	$11,045	$35,289	$23,541
Selling, general and administrative expense	111,997	140,945	159,687	290,769

Total share-based compensation	$144,173	$151,990	$194,976	$314,310

Note 5 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 3 for 22,515 warrants issued as part of loan issuance costs during the six months ended June 30, 2021. Certain warrant holders exercised 10,000 warrants for cash proceeds of $36,000.

A summary of warrant activity for the six months ended June 30, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years
Issued	22,515	$10.53	5.0 years
Exercised	(10,000)	$3.60
Expired/Forfeited	(3,125)	$3.60
Outstanding at June 30, 2021	1,314,985	$5.13	1.4 years	$2,235,767
Vested at June 30, 2021	1,314,985	$5.13	1.4 years	$2,235,767

During the six months ended June 30, 2020, the Company issued warrants as part of a consulting agreement. The Company recorded a $20,238 expense during the six month period and $6,954 during the three months ended June 30, 2020, respectively.

Note 6 – Commitments and Contingencies

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September 2019 and incurred $21,600 for both the six months ended June 30, 2021 and 2020.

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

Through June 30, 2021, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through June 30, 2021, $210,000 in payments had been made plus $50,000 in equipment (see below) with the remaining $315,000 payable as follows: $190,000 currently due; $100,000 in October 2021; and $25,000 in April 2022.

Settlement of Liabilities

During the six months ended June 30, 2021, the company recorded $134,139 in gains from settlement of liabilities. Write-down of accounts payable related to agreed-to settlement accounted for $84,139 with the remaining $50,000 attributed to the agreed to value of equipment transferred to Wuxi. This equipment had previously been written off against inventory.

Note 7 – Subsequent Events

None

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

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Revenues and Cost of Revenue. During the three months ended June 30, 2021 and 2020 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended June 30, 2021 was $670,299 compared to the total operating expenses for the three months ended June 30, 2020 of $629,317, representing an increase of 40,982. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to us having slightly higher wage expense due to additional staff.

Research and Development Expense. Research and development expense for the three months ended June 30, 2021, was $214,055, compared to research and development expense of $198,289 for the three months ended June 30, 2020; representing an increase of $15,766. This increase was mostly due to an increase in stock based compensation. During 2020 we a new employee for R&D and was given stock options with a four year vesting. The stock based compensation amortization for 2021 includes this individual but did not for 2020.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2021 was $456,244 compared to selling, general and administrative of $431,028 for the three months ended June 30, 2020; representing an increase of $25,216. The overall increase is primarily due to an increase in salary expense due to use hiring additional staff and an increase in our D&O insurance.

Other Expense. Other expense for the three months ended June 30, 2021 was $201,914 as compared to $177,423 for the three months ended June 30, 2020 representing an increase of $24,491. This increase is due to interest related to increased debt levels and the associated amortization of additional loan costs offset by gains on settlement of various liabilities.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Revenues and Cost of Revenue. During the six months ended June 30, 2021 and 2020 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the six months ended June 30, 2021 were $1,1,139,685 compared to the total operating expenses for the six months ended June 30, 2020 of $1,200,107 representing a decrease of $60,422. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to a decrease in stock based compensation.

Research and Development Expense. Research and development expense for the six months ended June 30, 2021, was $393,364 compared to research and development expense of $389,939 for the six months ended June 30, 2020; representing an increase of $3,425. This increase was mostly due to an increase in stock based compensation. During 2020 we a new employee for R&D and was given stock options with a four year vesting. The stock based compensation amortization for 2021 includes this individual but did not for 2020. We would expect our research and development costs to remain relatively constant for the remainder of 2020.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2021, was $746,321 compared to selling, general and administrative of $810,168 for the six months ended June 30, 2020; representing a decrease of $63,847. The overall decrease is primarily due to a decrease in stock based compensation. This was offset by an increase in salary expense due to use hiring additional staff and an increase in our D&O insurance.

Other Expense. Other expense for the six months ended June 30, 2021 was $458,077 as compared to $319,509 for the six months ended June 30, 2020 representing an increase of $138,568. This increase was primarily due to debt levels and the associated amortization of additional loan costs. This is offset by gains on settlement of various liabilities.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2021 and December 31, 2020:

	June 30.	December 31,
	2021	2020

Cash	$1,572,917	$185,126

Current assets	1,572,917	190,553
Current liabilities	(11,812,504)	(1,730,413)

Working (deficit) capital	$(10,239,587)	$(1,539,860)

We need additional capital to continue our operations. We issued $3,448,779 in convertible notes during the six months ended June 30, 2021 of which we repaid $864,284 to another convertible note holder and paid $259,086 in loan costs. We also received $36,000 from the exercise of stock warrants that were about to expire. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ending June 30,
	2021	2020

Operating activities	$(971,481)	$(1,146,687)
Investing activities	(2,137)	(3,588)
Financing activities	2,361,409	1,606,925

Net increase in cash	$1,387,791	$456,650

Operating Activities

For the six months ended June 30, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $291,872 for stock-based compensation, amortization of debt discount, a gain on settlement of R&D, and depreciation. We also had a large increase in our accrued interest due to increased debt levels offset by a decrease in accounts payable due to payment and settlement.

For the six months ended June 30, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $413,689 for stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the six months ended June 30, 2021 and 2020 we purchased equipment totaling $2,137 and $3,588, respectively.

Financing Activities

During the six months ended June 30, 2021, cash flows from financing activities totaled $2,361,409. The cash flows were related to proceeds received from the issuance and payment of convertible notes and the exercise of stock warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of June 30, 2021 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2021, we issued 37,214 unregistered common shares for the conversion of debt and the exercise of stock warrants.

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

PROLUNG, Inc.

August 16, 2021	By:	/s/ Jared Bauer
Date		Jared Bauer,
Chief Executive Officer

