Form 10-Q
period 2021-09-30
PROLUNG INC
filed 2021-11-12
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

(801) 7360729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	None	None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2021 the issuer had 4,122,130 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash	$1,145,782	$185,126
Prepaid expenses	-	5,427
Total Current Assets	1,145,782	190,553

Property and equipment, net	34,256	71,160
Intangible assets, net	120,319	127,491

Total Assets	$1,300,357	$389,204

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	23,293	206,658
Accrued liabilities	1,566,839	1,078,755
Short term loans payable	-	105,000
Payable for research and development - current	315,000	340,000
Convertible notes payable, related party - current, net	375,187	-
Convertible notes payable - current, net	9,825,726	-
Total Current Liabilities	12,106,045	1,730,413

Long-Term Liabilities
Payable for research and development agreement - long term	-	25,000
Convertible notes payable, long-term, related party	-	364,967
Notes and convertible notes payable, long-term, net	-	7,113,962
Total Long-Term Liabilities	-	7,503,929

Total Liabilities	12,106,045	9,234,342

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,122,130 and 4,084,916 shares issued and outstanding, respectively	4,122	4,085
Additional paid-in capital	28,354,662	27,662,507
Accumulated deficit	(39,164,472)	(36,511,730)
Total Stockholders’ Deficit	(10,805,688)	(8,845,138)

Total Liabilities and Stockholders’ Deficit	$1,300,357	$389,204

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	161,569	165,891	554,933	555,830
Selling, general and administrative expense	557,896	291,182	1,304,217	1,101,350
Total operating expenses	719,465	457,073	1,859,150	1,657,180
Loss from operations	(719,465)	(457,073)	(1,859,150)	(1,657,180)
Other income (expense):
Gain on settlement of liabilities	2,752	-	136,891	-
Interest expense	(338,267)	(208,668)	(930,483)	(528,177)
Total other expense	(335,515)	(208,668)	(793,592)	(528,177)
Net loss	$(1,054,980)	$(665,741)	$(2,652,742)	$(2,185,357)

Basic and diluted loss per share	$(0.26)	$(0.16)	$(0.65)	$(0.54)

Weighted-average common shares outstanding, basic and diluted	4,122,130	4,083,557	4,105,215	4,075,783

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,652,742)	$(2,185,357)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	46,213	60,515
Stock-based compensation	513,816	355,756
Amortization of loan discount	329,709	109,384
Gain on settlement of liabilities	(136,891)	-
Change in assets and liabilities:
Prepaid expenses	5,427	-
Accounts payable	(74,498)	(202,746)
Accrued liabilities	570,350	267,197
Net cash flows used in operating activities	(1,398,616)	(1,595,251)

Cash flows from investing activities:
Purchase of equipment	(2,137)	(3,588)
Net cash flows provided by investing activities	(2,137)	(3,588)

Cash flows from financing activities:
Payment for placement of convertible notes payable	(259,086)	(223,575)
Payment on convertible notes payable	(864,284)	-
Proceeds from exercise of warrants	36,000
Payment for research and development payable	-	(45,000)
Proceeds from convertible notes payable - related party	-	82,000
Proceeds from convertible notes payable	3,448,779	1,838,500
Net cash flows provided by financing activities	2,361,409	1,651,925

Net increase (decrease) in cash	960,656	53,086
Cash at beginning of period	185,126	207,421
Cash at end of period	$1,145,782	$260,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,514	$120,919

Supplemental disclosure of non-cash investing and financing activities:
Discount recorded on convertible debt issuance	$292,401	$329,099
Transfer of accrued interest to convertible notes payable	$43,931	$-
Conversion of debt to equity	$87,085	$-
Transfer of short term loans payable to convertible note payable	$100,181	$-
Non-cash partial settlement of payable for research and development	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2020 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	4,068,557	$4,069	$27,083,391	$(33,784,114)	$(6,696,654)
Warrants issued to convertible debt placement agent	-	-	71,489	-	71,489
Stock-based compensation	-	-	162,320	-	162,320
Net loss	-	-	-	(712,876)	(712,876)
Balance, March 31, 2020	4,068,557	4,069	27,317,200	(34,496,990)	(7,175,721)
Shares issued for services	15,000	15	37,035	-	37,050
Warrants issued to convertible debt placement agent	-	-	70,635	-	70,635
Stock-based compensation	-	-	114,940	-	114,940
Net loss	-	-	-	(806,740)	(806,740)
Balance, June 30, 2020	4,083,557	4,084	27,539,810	(35,303,730)	(7,759,836)
Warrants issued to convertible debt placement agent	-	-	7,525	-	7,525
Stock-based compensation	-	-	41,446	-	41,446
Net loss	-	-	-	(665,741)	(665,741)
Balance, September 30 2020	4,083,557	$4,084	$27,588,781	$(35,969,471)	$(8,376,606)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$(36,511,730)	$(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	-	36,000
Warrants issued to convertible debt placement agent	-	-	49,871	-	49,871
Stock-based compensation	-	-	50,803	-	50,803
Net loss	-	-	-	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	4,095	27,799,171	(37,237,279)	(9,434,013)
Conversion of notes payable to commom stock	27,214	27	87,058	-	87,085
Warrants issued to convertible debt placement agent	-	-	5,420	-	5,420
Stock-based compensation	-	-	144,173	-	144,173
Net loss	-	-	-	(872,213)	(872,213)
Balance, June 30, 2021	4,122,130	4,122	28,035,822	(38,109,492)	(10,069,548)
Stock-based compensation	-	-	318,840	-	318,840
Net loss	-	-	-	(1,054,980)	(1,054,980)
Balance, September 30 2021	4,122,130	$4,122	$28,354,662	$(39,164,472)	$(10,805,688)

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as (dba) “IONIQ Sciences” and “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development, marketing and sales of precision predictive analytical medical devices specializing in early cancer detection with initial focus on commercialization in lung cancer. The Company’s principal activities are primarily developing and testing of products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results to be expected for the year ending December 31, 2021.

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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2021 and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	September 30,
	2021	2020
Warrants to purchase shares	1,344,985	1,288,896
Stock options	747,988	644,022
Convertible notes	3,097,478	2,432,336

	5,190,451	4,365,254

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

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Accrued interest	$1,505,621	$1,017,537
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,345	43,345

Accrued liabilities	$1,566,839	$1,078,755

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Notes Payable

Convertible Notes Payable

The $105,000 short-term debt terms from October 2019 were amended in March 2021 to accrue 8% simple interest per annum, convertible at $3.20 per share. The note is convertible at any time with 75-day notice required if paid in cash. During the nine months ended September 30, 2021, principal of $87,085 was converted into 27,214 shares of common stock. Concurrent with the conversion, $43,931 of accrued interest was combined with the principal of the convertible notes.

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

2021 Other Convertible Note Issuances

During the nine months ended September 30, 2021, the Company issued $3,448,779 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $851,848 at $3.20 per share and $2,596,931 at $10.53 per share. The notes are due March 2022. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date.

Since these convertible notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

The Company incurred $237,110 of cash loan costs related to the issuance of the convertible notes during the nine months ended September 30, 2021. Also, during the nine months ended September 30, 2021, in conjunction with the issuance of these convertible notes, the Company issued 22,515 warrants to a broker. These warrants are exercisable at $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $55,291 ($2.45 per warrant). The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

Expected life	5 years
Exercise price	$10.53
Expected volatility	185% - 191%
Weighted Average Volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.76%

The total loan costs incurred of $292,401 were included with other loan costs incurred and will be amortized as a component of interest expense over the term of the convertible notes. During the three and nine months ended September 30, 2021, the Company recognized interest expense of $129,423 and $329,709 related to the amortization of the loan costs, respectively. During the three and nine months ended September 30, 2020, the Company recognized interest expense of $53,324 and $109,384 related to the amortization of the loan costs, respectively. As of September 30, 2021, the unamortized balance loan costs is $256,109.

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Notes payable are summarized as follows:

	September 30,	December 31,
	2021	2020
Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $347,282)	$7,640,324	$7,552,498

$10.53 Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $34,718)	2,816,698	219,767

Unamortized discount and loan costs	(256,109)	(293,336)

Notes payable, net	$10,200,913	$7,478,929
Less: current portion, net	(10,200,913)	-
Convertible notes payable - long term, net	$-	$7,478,929

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

As part of an agreement for their service during the nine months ended September 30, 2021 current Board members and advisors accepted the issuance of 49,800 options to Board members at exercise prices of $2.47 (16,600 options) and $6.73 (33,200 options) per option. These options vested upon issuance. The fair value of these options was $4.89 per option or $243,382 and was expensed upon grant. The fair value was computed using the Black Scholes method.

In May 2021, the Board’s approved the issuance of 40,678 options to employees of the Company at an exercise price of $6.73 per option. These options vest quarterly over four years. The fair value of these options was $6.37 per option or $259,104 and will be expensed over the relative vesting period.

The above fair values were computed using the Black Scholes method using the following assumptions:

Expected life	5.4 years
Exercise price	$5.95
Expected volatility	140% - 188%
Weighted average volatility	181%
Expected dividends	n/a
Risk-free interest rate	0.36% to 1.29%

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A summary of option activity for the nine months ended September 30, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2020	663,016	$5.16	8.1 years
Issued	90,478	$5.95
Forfeited/Expired	(5,506)	$2.47
Outstanding at September 30, 2021	747,988	$5.27	7.3 years	$1,401,398
Vested at September 30, 2021	672,740	$5.38	7.1 years	$1,219,335

The above intrinsic value is based on an assumed fair value of the Company’s stock of $6.73 per share. The Company recorded an expense of $126,679 and $41,446 for the three months ended September 30, 2021 and 2020 related to the amortization of options issued under the plan. The Company recorded an expense of $321,647 and $298,467 for the nine months ended September 30, 2021 and 2020 related to the amortization of options issued under the plan. The remaining unrecognized expense of $323,203 will be recognized through June 2025 with a weighted average term of 3.6 years.

Total stock-based compensation expense from amortization of options, warrants (Note 5) and common stock issuances have been included in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Research and development expense	$4,999	$3,113	$40,288	$26,654
Selling, general and administrative expense	313,841	38,333	473,528	329,102

Total share-based compensation	$318,840	$41,446	$513,816	$355,756

Note 5 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 3 for 22,515 warrants issued as part of loan issuance costs during the nine months ended September 30, 2021. Certain warrant holders exercised 10,000 warrants for cash proceeds of $36,000.

On September 30, 2021 the Company issued a consultant 30,000 warrants for financial advisory services rendered to the Company. These warrants vested upon grant, are exercisable at $10.53 and expires in 10 years. The fair value of the warrant shares issued was $192,161 and recorded as an expense during the three and nine month period. The assumptions used for these warrant shares were risk-free interest rate of 0.98%, expected volatility of 184%, expected life of 5 years, and expected dividend yield of zero.

During the nine months ended September 30, 2020, the Company issued warrants as part of a consulting agreement. The Company recorded a $20,238 expense during the nine month period with none of that being associated with the three months ended September 30, 2020, respectively.

ProLung, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A summary of warrant activity for the nine months ended September 30, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years
Issued	52,515	$10.53
Exercised	(10,000)	$3.60
Expired/Forfeited	(3,125)	$3.60
Outstanding at September 30, 2021	1,344,985	$5.25	1.3 years	$2,235,767
Vested at September 30, 2021	1,344,985		1.3 years	$2,235,767

Note 6 – Commitments and Contingencies

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September 2019 and incurred $32,400 for both the nine months ended September 30, 2021 and 2020.

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

Through September 30, 2021, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through September 30, 2021, $210,000 in payments had been made plus $50,000 in equipment (see below) with the remaining $315,000 payable as follows: $190,000 currently due; $100,000 in October 2021; and $25,000 in April 2022.

Settlement of Liabilities

During the nine months ended September 30, 2021, the company recorded $136,891 in gains from settlement of liabilities. Write-down of accounts payable related to agreed-to settlement accounted for $86,891 with the remaining $50,000 attributed to the agreed to value of equipment transferred to Wuxi. This equipment had previously been written off against inventory.

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

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Revenues and Cost of Revenue. During the three months ended September 30, 2021 and 2020 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended September 30, 2021 was $719,465 compared to the total operating expenses for the three months ended September 30, 2020 of $457,073, representing an increase of $262,392. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to our issuance of warrants to a consultant and higher wage expense due to additional staff.

Research and Development Expense. Research and development expense for the three months ended September 30, 2021, was $161,569, compared to research and development expense of $165,891 for the three months ended September 30, 2020; representing a decrease of $4,322. This decrease is due to us being sensitive to limited cash flows this quarter offset to an increase in stock based compensation.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2021 was $557,896 compared to selling, general and administrative of $291,182 for the three months ended September 30, 2020; representing an increase of $266,714. The overall increase is primarily due to an increase in stock based compensation based on a one-time warrant issuance to a consultant. We also had an increase in salary expense due to hiring additional staff.

Other Expense. Other expense for the three months ended September 30, 2021 was $335,515 as compared to $208,668 for the three months ended September 30, 2020 representing an increase of $126,847. This increase is due to interest related to increased debt levels and the associated amortization of additional loan costs offset by gains on settlement of various liabilities.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Revenues and Cost of Revenue. During the nine months ended September 30, 2021 and 2020 we had no revenues or cost of revenues.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2021 were $1,859,150 compared to the total operating expenses for the nine months ended September 30, 2020 of $1,657,180 representing an increase of $201,970. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to our issuance of warrants to a consultant and higher wage expense due to additional staff.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2021, was $554,933 compared to research and development expense of $555,830 for the nine months ended September 30, 2020; representing a decrease of $897. This decrease is considered negligible. We would expect our research and development costs to remain relatively constant for the remainder of 2021.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2021, was $1,304,217 compared to selling, general and administrative of $1,101,350 for the nine months ended September 30, 2020; representing an increase of $202,867. The overall increase is primarily due to an increase in stock based compensation based on a one-time warrant issuance to a consultant, an increase in salary expense due to hiring additional staff and an increase in our D&O insurance.

Other Expense. Other expense for the nine months ended September 30, 2021 was $793,592 as compared to $528,177 for the nine months ended September 30, 2020 representing an increase of $265,415. This increase was primarily due to debt levels and the associated amortization of additional loan costs. This is offset by gains on settlement of various liabilities.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2021 and December 31, 2020:

We need additional capital to continue our operations. We issued $3,448,779 in convertible notes during the nine months ended September 30, 2021 of which we repaid $864,284 to another convertible note holder and paid $259,086 in loan costs. We also received $36,000 from the exercise of stock warrants that were about to expire. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

	September 30,	December 31,
	2021	2020

Cash	$1,145,782	$185,126

Current assets	1,145,782	190,553
Current liabilities	(12,106,045)	(1,730,413)

Working (deficit) capital	$(10,960,263)	$(1,539,860)

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ending September 30,
	2021	2020

Operating activities	$(1,398,616)	$(1,595,251)
Investing activities	(2,137)	(3,588)
Financing activities	2,361,409	1,651,925

Net increase (decrease) in cash	$960,656	$53,086

Operating Activities

For the nine months ended September 30, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $755,599 for stock-based compensation, amortization of debt discount, a gain on settlement of R&D, and depreciation. We also had a large increase in our accrued interest due to increased debt levels offset by a decrease in accounts payable due to payment and settlement.

For the nine months ended September 30, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $525,655 for stock-based compensation, amortization of debt discount and depreciation.

Investing Activities

During the nine months ended September 30, 2021 and 2020 we purchased equipment totaling $2,137 and $3,588, respectively.

Financing Activities

During the nine months ended September 30, 2021, cash flows from financing activities totaled $2,361,409. The cash flows were related to proceeds received from the issuance and payment of convertible notes and the exercise of stock warrants.

During the nine months ended September 30, 2020, cash flows from financing activities totaled $1,651,925. Part of the cash flows were related to proceeds received from the issuance of convertible notes net of offering costs. Also, the Company entered into a SBA Loan pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. SBA. The Company received total proceeds of $126,000 from the SBA Loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of September 30, 2021 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2021, we issued 37,214 unregistered common shares for the conversion of debt and the exercise of stock warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated October 10, 2017(1)
3.2	Amended and Restated By-Laws(1)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101 INS	Inline XBRL Instance Document*
101 SCH	Inline XBRL Schema Document*
101 CAL	Inline XBRL Calculation Linkbase Document*
101 LAB	Inline XBRL Labels Linkbase Document*
101 PRE	Inline XBRL Presentation Linkbase Document*
101 DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLUNG, Inc.

November 12, 2021	By:	/s/ Jared Bauer
Date		Jared Bauer,
Chief Executive Officer

