Form 10-K
period 2021-12-31
PROLUNG INC
filed 2022-04-15
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2021, was approximately $27,006,346 based upon 4,012,830 shares held by non-affiliates and an assumed fair market value of $6.73 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the most recent valuation of the Registrant. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 11, 2022 the Registrant had 4,521,011 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

In this filing, ProLung, Inc. is referred to as “ProLung,” “IONIQ Sciences” or “IONIQ” in addition to as the “Company” and versions of “we” or “us.” On May 27, 2020, ProLung, Inc. announced we had filed a dba IONIQ Sciences (“IONIQ” or the “Company”) to reflect our expanded early cancer detection strategy. Current and all granted trademarks include IONIQ Sciences®, IONIQ Science®, IONIQ Test®, IONIQ Screen® and ProLung®. Any other trademarks and service marks used in this Report are the property of their respective holders.

Item 1. Business

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection of multipole cancers that may expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. We have active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. We submitted our de novo application to the U.S. FDA in February 2022. We remain fully-committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

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

The IONIQ ProLung Test is designed to enable the practitioner to promptly assess the risk of malignancy in patients with lung nodules. The IONIQ ProLung Test utilizes mass-averaging bioimpedance technology or Electrical Impedance Analytics (EIA). Mass-averaging bioimpedance technology involves a sequential scanning process that measures significant differences in electrical conductance between cancerous and benign tissue. We plan to introduce the IONIQ ProLung Test to the market as a standard predictive analytic test, without the need for transmission of a physical sample or specimen to a lab for analysis.

The IONIQ ProLung Test acquires bioimpedance measurement data by means of a patented probe and disposable diaphoretic or EKG-type electrodes placed on the patient’s back and arms. The IONIQ ProLung Test registers and evaluates measurement data derived from numerous pathways through the chest and is processed by a predictive analytic algorithm. The results are summarized in a report that can be used by the physician, in concert with other risk factors such as nodule size, family history, smoking history and gender, to evaluate patients with nodules. The IONIQ ProLung Test requires minimal preparation and can be completed in 20 minutes. Most importantly, it guides or informs the physician’s decision making without the time consuming, expensive and watchful waiting period. We believe the IONIQ ProLung Test provides considerable cost savings when compared with today’s status quo of patients undergoing repeated CT imaging studies and potentially unnecessary surgery.

ProLung dba IONIQ Sciences owns the intellectual property and established the clinical research plan for the IONIQ ProLung Test. Beginning in 2005, we embarked on clinical research which revealed the potential of our technology. In 2011, our research demonstrated the utility of the IONIQ ProLung Test in lung cancer patients. To date, more than 1,200 subjects have been tested using the IONIQ ProLung Test at IONIQ’s headquarters and in major cancer centers. If our de novo FDA clearance is granted, of which there can be no assurance, we plan to transition the hospitals that participated in our clinical trials to commercial placements of the IONIQ ProLung Test System and consumable IONIQ ProLunt Test kit.

In the US, the push for early detection of lung cancer was greatly accelerated in 2013 and again most recently in 2020. Recognizing the dismal rate of lung cancer survival in the US, and the potential value of early detection, US guidelines were established for lung cancer CT screening. The guidelines provided for CT screening for lung cancer in asymptomatic adults aged 55 to 80 who have a 30 pack-year history of smoking and who currently smoke or have quit smoking in the past 15 years. This demographic group addresses a substantial portion of individuals of high risk of lung cancer. In 2020, the guidelines were expanded effectively doubling the population covered. The US health care industry has generally recognized the need for technologies that will provide for earlier detection of cancers at a lower cost. Genetic biomarkers, protein panels, and breath analysis, among others, are in various stages of development. The IONIQ ProLung Test is the first bioconductive technology that has been developed for the risk stratification of lung cancer. In February 2015, the US Centers for Medicare & Medicaid Services (CMS) announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure increased the number of individuals with suspicious lung nodules who may be candidates for the IONIQ ProLung Test.

With the arrival of lung cancer screening recommendations, the large US market and government-backed reimbursement represent near term opportunities to accelerate diagnosis and treatment of lung cancer while reducing invasive biopsies and costs. We made US clearance and recognition of the IONIQ ProLung Test a major priority, targeting lung cancer risk stratification and reducing time to treatment. We intend to seek government-backed reimbursement after FDA clearance. We are also interested in improving the cost of diagnosis and treatment with capitated providers. We believe the IONIQ ProLung Test can be offered at a fraction of the cost of current standard of care, which is repeat periodic imaging studies.

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

In September of 2013, we applied for marketing clearance under Section 510(k) from the FDA. After review of the 510(k) application, the FDA issued a letter to ProLung in May 2014 indicating that the FDA believed that our 510(k) would likely be found “Not Substantially Equivalent” to a legally marketed predicate device and the FDA believed ProLung may be suitable for de novo classification. Subsequently, we submitted a de novo petition in August of 2014. In February 2015, we received a “substantive review” from the FDA requesting additional information, regarding the risk classification of the test, the study design and study analysis. We held various meetings with the FDA and agreed to complete and include an additional clinical study, which was already underway. Subsequently, our IONIQ ProLung Test has been designated a Breakthrough Device by the U.S. FDA in February 2020 based on the clinical trial results from PLW-216. In February 2022, we submitted our de novo application to the U.S. FDA, which we believe addresses the remaining issues previously identified by the FDA.

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

In February 2020, the FDA designated the IONIQ ProLung Test a Breakthrough Device. Through the Breakthrough Device program, the FDA will provide ProLung with expedited reviews and the Centers for Medicare & Medicaid Services (CMS). This is not a marketing clearance.

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

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to include the use of certain BMC technologies in the development of a medical device. In March 2022, we bought out the license and now own the previously licensed intellectual property.

We are a clinical research company. Our expertise is managing lung cancer innovation. Our focus is to develop, market, and sell precision predictive analytical devices for a life-threatening disease. Our mission is to make a difference in time for underserved lung cancer patients.

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

Symptomatic:

Each year approximately 225,500 people are diagnosed with lung cancer and approximately 90 percent of lung cancer patients are symptomatic at presentation (ACS, 2022).

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

European Market

IONIQ Sciences plans to utilize its CE mark in conjunction with US marketing clearance in the European Union and European Free Trade Association Countries which represents approximately 513 million individuals and 28-member states. Europe has some of the highest smoking prevalence of any region in the world which has led to a high incidence of lung cancer. In 2012, the World Health Organization estimated that 268,000 individuals died from lung cancer and that more than 313,000 cases were diagnosed in the European Union.

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

Business

IONIQ ProLung Test

The IONIQ ProLung Test is comprised of the following two components:

●	IONIQ System - Each system, which will be sold to the customer, consists of the probe, scanner, tower, monitor, and keyboard which are all medical grade components available for sale in multiple lanugages. The pricing of the IONIQ System may vary upon the volume of the IONIQ ProLung Test Kits that a customer buys. We refer to the IONIQ System internally as capital equipment or the razor handle in the ubiquitous razor/razor blade sales analogy.

●	IONIQ ProLung Test Kit – IONIQ ProLung Test Kit sales should provide near term and continual cash flow. Each single-use, disposable, IONIQ ProLung Test Kit is sold in a nonsterile envelope that displays a unique identifier code that is required for access to a IONIQ ProLung Test Report, together with all the components necessary to assure precision test performance, patient comfort and hygiene. Each IONIQ ProLung Test Kit includes six diaphoretic electrodes, one probe tip and one moistening sponge. Initially, ProLung plans to sell the IONIQ ProLung Test Kit for approximately $400 each, available in boxes of 10 and 40. Each IONIQ ProLung Test Kit is encoded with a unique identifier number and bar code that releases a written test result to the ordering physician. We refer to the IONIQ ProLung Test internally as the disposable component or the razor blade in the ubiquitous razor/razor blade sales analogy.

IONIQ Sciences’ novel Electrical Impedance Analtyics (EIA) or bioimpedance technology simultaneously considers data from multiple measurement pathways and utilizes a patented predictive analytic algorithm to combine the individual measurements into a weighted average composite score that indicates an increased or decreased risk of malignancy in the individual in which the nodule has been detected. No images are generated by the IONIQ ProLung Test and extensive training is not required to interpret the composite score.

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

In August 2019, ProLung announced that it amended the ProLung China license. The third addendum supports an expanded full collaboration business relationship wherein Prolung China Co. (“Prolung China”) and subsidiary (ProLung Biotech Wuxi) agree to provide all ProLung Biotech Wuxi Know-How and Improvements and clinical data which are used in Clinical Trials in China (PLW-208 and PLW-216) to ProLung, and other matters.

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

Key Patents

Our patent protection is focused upon two key elements of the IONIQ ProLung Test:

1.	The proprietary design of the IONIQ ProLung Test probe and related computer algorithm used to prepare its report.
2.	The proprietary design of a group of algorithms or bioconductance profiles derived from our clinical research.

We intend to actively pursue our patent opportunities in the US and abroad. Existing patent applications are set forth below:

ProLung Patent Applications

Title	Country	Type	Filed (6)	Application #	Patent #
Company Owned Patents
Multi-tip probe for obtaining bioelectrical measurements	US	ORD (1)	05/21/2018	15985378	11,109,787

Bioconductive tip	US	ORD (1)	7/16/2018	D/656,793	D879,970

Method for Diagnosing a Malignant Tumor	US (1)	ORD(1)	08/19/2013	13/970496	10,117,596B2
	JP	PCT(5)	10/18/2013	2016-536073	6,337,267
	Korea	PCT(5)	03/16/2016	10-2016-7006923	10-2035381
	China	PCT(5)	10/18/2013	201380079729.6	ZL2013800797296
Enhanced surface and tip for obtaining Bioelectrical signals	US	ORD (1)	5/5/2014	14/269,248	9,526,432
Method for diagnosing a disease	US	ORD (1)	10/25/2007	11/978,045	7,603,171
	US	CON (2)	10/13/2009	12/578,329	8,121,677

Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	US	DIV (3)	11/26/2007	11/944,696	7,536,220
	US	ORD (1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	US	ORD (1)	7/20/2004	10/895,149	7,937,139
	JP	PCT (5)	1/15/2007	JP2007-522475	4,911,601

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

(5) Patent Cooperation Treaty Agreement

(6) All patents expire 20 years from the date filed.

ProLung Patent Applications

Country	Title	Application Number
United States	Devices, Systems And Methods For Controlling A Spring Force Exerted On A Sensor For Obtaining Bio-Conductance Readings Using A Linear	16/203,437
United States	Probe Having Multiple Tips And An Indicator For Obtaining Bioelectrical Signals	16/597,494
United States	Probe Having Multiple Tips And An Indicator For Obtaining Bioelectrical Signals	62/743,425
United States	Methods, Systems, And Devices For Determining And Maintaining A Consistent Ground And Ground Saturation Resistance	16/597,667
United States	Methods, Systems, And Devices For Determining And Maintaining A Consistent Ground And Ground Saturation Resistance	62/743,432
United States	Conductivity Compensation Factor For Assessing Bioelectric Measurements	16/660,613
United States	Methods, Systems, And Devices For Obtaining A Conductivity Compensation Factor For Bioelectric Measurements	62/748,637
United States	Validating Continual Probe Contact With Tissue During Bioelectric Testing	16/711,332
United States	Methods, Systems, And Devices For Validating Continual Probe Contact With Tissue During Bioelectric Testing	62/778,076
United States	Maintaining Surface Moisture To Aid In Acquiring A Consistent Ground During Bio-Conductance Testing	17/091,785
United States	Methods, Systems, And Devices For Maintaining Moisture To Aid In Acquiring A Consistent Ground During Bio-Conductance Testing	62/932,374
United States	Methods, Systems, And Devices For Controlling Temperature In A Bioelectric Measurement System	17/150,964
United States	Methods, Systems, And Devices For Controlling Temperature In A Bioelectric Measurement System	62/961,616
United States	Methods, Systems, And Devices For Incorporating Vibration Therapy And Vibration Feedback Into A Bioelectric Test Probe	17/163,959
United States	Methods, Systems, And Devices For Incorporating Vibration Therapy And Vibration Feedback In A Bioelectric Test Probe	62/968,077
Europe	Method For Diagnosing A Malignant Lung Tumor	2013789409
US	Noninvasive Medical Diagnostics Using Electrical Impedance Metrics And Clinical Predictors	17152707
PCT	Noninvasive Medical Diagnostics Using Electrical Impedance Metrics And Clinical Predictors	PCT/US21/14014
US	Noninvasively Location And Measuring Tissue Based On Real-Time Feedback	17152711
PCT	Noninvasively Location And Measuring Tissue Based On Real-Time Feedback	PCT/US21/114016

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

A summary of the status of our marketing authorizations in the key initial markets we have identified is set forth below:

●	United States. We submitted our de novo application to the U.S. FDA in February 2022. As background, we applied for marketing clearance under Section 510(k) from the FDA in September of 2013. After review of the 510(k) application, the FDA issued a letter to ProLung in May 2014 indicating that the FDA believed that our 510(k) would likely be found Not Substantially Equivalent to a legally marketed predicate device and the FDA believed ProLung may be suitable for de novo classification. Subsequently, we submitted a de novo petition in August of 2014. In February 2015, we received a Substantive Review of the de novo petition from the FDA requesting clarification of research to date, labeling, updated and additional safety testing, clarification of the Indications For Use (IFU) statement, software and results of the ongoing multisite trial (PL-208). We communicated with the FDA by conference call, in writing, and in a July 16, 2015, face-to-face Submission Issue Meeting. We prepared and provided a written response to the FDA, but it was never formally reviewed by the FDA because it did not include the PL-208 results and the FDA does not consider responses in a piecemeal fashion. Statutory requirements for an active FDA application mandated ProLung’s withdrawal of the de novo petition while awaiting results of PL-208. In August 2015, the FDA considered the de novo petition withdrawn due to inadequate response because the written response did not include the PL-208 results, and as a result we will need to file an entirely new application. The issues that the FDA identified in the letter are as follows:

●	Clinical and Statistical Concerns. The FDA requested clarification on research to date and additional clinical evidence including a validation study.

●	Risk Analysis Concerns. The FDA asked us to address the risks associated with false positive and false negative test results.

●	Device Description and Technology. The FDA asked for clarification regarding the principle of operation of the device and expressed concerns regarding the accuracy of using direct current for device measurements.

●	Electrical Safety and Electromagnetic Compatibility Concerns. The FDA asked for additional information and specific testing mitigation for electrical shock in the event of an electrical failure.

●	Software Concerns. The FDA asked for additional information including a complete software description, an additional device hazard analysis and a description of unresolved anomalies.

●	Indications for Use Concerns. The FDA requested that the Indications For Use statement better define terms used such as “risk stratification” and “indeterminate significance” and include the clinical utility of the device.

●	Additional Labeling Concerns. The FDA requested that labeling include all the measurement point locations, the clinically determined accuracy of the device and the risks of false positive and false negative results.

Since receiving the substantive de novo review, we have completed the US PL-208 and Chinese PLW-216 validation studies and have collaborated with the FDA in multiple pre-submission meetings. The pre-submission meetings have primarily focused on the utilizing data and results from the PLW-216 Study to support a de novo submission, which we subsequently submitted to the FDA in February 2022.

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

Research and Development

The Company spent $761,052 and $738,734 on company-sponsored research and development during fiscal years ending December 31, 2021, and 2020, respectively.

Employees

As of December 31, 2021, we had eight employees. As of April 12, 2022, we had eight employees.

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

As of December 31, 2021, we remain an “emerging growth Company. We believe we will remain an “emerging growth company” through at least December 31, 2022.

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

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary IONIQ ProLung Test in the US and Europe and seeking marketing clearance for the IONIQ ProLung Test in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain. Our net loss for the year ended December 31, 2021 was $3,615,029 and for the year ended December 31, 2020 was $2,727,616.

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

As of December 31, 2021, we had outstanding Notes and Loans totaling $10,645,429. Nearly the entire balance of our loan obligations are scheduled to come due in September 2023 as a result of an amendment with our Convertible Note holders undertaken in March 2022. If we default under our loan obligations, and we do not have sufficient cash resources to repay the loan, our creditors would have the ability to force us into bankruptcy. As a result of any bankruptcy proceeding, if cash resources were depleted, it is doubtful that there will be any amount available for distribution to our stockholders.

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

We are subject to litigation risk as a result of our prior offering activities.

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

We may experience limited or no sales growth resulting from limitations on coverage and reimbursement for the diagnostic procedures performed with our products by third-party payors, and we cannot assure you that our sales will not be impeded and our business harmed if third-party payors fail to provide reimbursement for such procedures that customers view as adequate. We are pursuing CPT and HCPCS codes since no existing codes appear to cover the purchase and use of our device.

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

By contrast, a patient may have a high composite risk score but not have lung cancer. Such a patient may be subject to greater clinical vigilance or unnecessary invasive procedures, such as biopsy, thus subjecting the patient to greater morbidity and potential mortality due to a falsely positive IONIQ ProLung Test. Again, since the IONIQ ProLung Test is to be used in conjunction with other clinical findings, and not as a stand-alone diagnostic test, such a case would be unlikely. Nonetheless, a false positive result generated from the IONIQ ProLung Test may contribute to a patient receiving unnecessary procedures, such as CT Scans and lung biopsies. False positive and false negative results would likely erode market acceptance of the IONIQ ProLung Test and would thus harm our business, cash flows and operations.

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

If a pandemic, epidemic, or outbreak of an infectious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel, supply chains and clinical trial participation. If such an infectious disease broke out at our office, facilities or work site, our operations may be affected significantly, our productivity may be affected, our ability to complete projects. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions continue to be very fluid and evolve. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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

Our clinical studies may produce unfavorable results which could prevent or delay ProLung from obtaining FDA and other regulatory clearances. In November 2018, we reported our PL-209 study results indicating day-to-day variability is repeatable; however, same-day variability is statistically significant with a 2% difference in scores though the clinical impact is unclear. In January 2019, we announced preliminary results for our PL-208 study. In the Validation Set (n=174 subjects), the IONIQ ProLung Test demonstrated a sensitivity of 68%, specificity of 49%, Positive Predictive Value (PPV) of 70%, Negative Predictive Value (NPV) of 47% and an Accuracy of 61%. In, the fall of 2019 we announced the results of PLW-216. In the study of 486 subjects with 418 effective, the IONIQ ProLung Test returned results of 84% sensitivity, 73% specificity, 78% Positive Predictive Value (PPV) and 80% Negative Predictive Value (NPV). The performance from PL-208, PL-209 and PLW-216 may be insufficient to gain marketing clearance from the FDA.

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

We have obtained patent protection for aspects of the IONIQ ProLung Test in a limited number of jurisdictions, and there is no guarantee that such protection will be available for the IONIQ ProLung Test in all jurisdictions, or, that once obtained, we would be able to enforce such rights. Disputes may arise between us and others as to the scope, validity and ownership rights of patents. Any defense of patents could prove to be costly and time consuming and we may not be in a position, or may deem it unadvisable, to carry on such a defense.

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

The IONIQ System consists of both custom and off the shelf parts and software. As off-the-shelf components age, they may become obsolete requiring the Company to procure, test and validate replacement components, parts and software for the IONIQ System.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103. We currently lease this property for $3,600 a month. The lease is through April 30th 2022. This location is approximately 3,635 square feet of office space.

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

(b) Holders

As of April 11, 2022, there are 4,521,011 shares outstanding held by approximately 800 stockholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In April 2017 the Board of Directors approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers, employees and non-employee agents, consultants, advisers, and independent contractors of the Company or any parent or subsidiary of the Company. The following table sets forth certain information with respect to the Plan and any other plans plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	771,788	$5.39	0
Equity compensation plans not approved by security holders	1,344,985	$5.25	N/A
Total	2,116,773	$5.30	0

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

Item 6. Reserved

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

Overview

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection of multipole cancers that may expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. We have active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. We submitted our de novo application to the U.S. FDA in February 2022. We remain fully-committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

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

Fiscal Year Ended December 31, 2021, compared to Fiscal Year Ended December 31, 2020

Revenue and Cost of Revenue.

During the year ended December 31, 2021 or 2020, we had no revenue.

Operating Expenses

Research and Development Expense. Research and development expense for the year ended December 31, 2021 was 761,052 compared to research and development expense of $738,734 for the year ended December 31, 2020; representing an increase of $22,318. The nominal increase was due to additional consulting in support of our FDA submission. We would expect our research and development costs to remain relatively constant during 2022.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2021 was $1,722,044 compared to selling, general, and administrative expense of $1,330,926 for the year ended December 31, 2020, representing an increase of $391,118. This increase was due to increases in fundraising activities, consulting in support of our FDA submission, stock compensation, and insurance rates in 2021.

Other Expense. Other expense for the year ended December 31, 2021 was $1,131,933 compared to $657,956 the year ended December 31, 2020. The increase costs consist of the following:

Interest Expense – Interest increased in 2021 to ($1,268,823) from ($783,965) in 2020 due to increased debt levels and the associated amortization of additional loan costs.

Gain/ Loss on Debt Extuingsuishment –.

In April 2020, the Company entered into an SBA Loan Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $126,000 from the SBA Loan. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The Company received notice in November 2020 the loan had been forgiven and recorded the forgiveness as gain from debt extinguishment. During 2021, the Company was able to settle various obligations at amounts less than originally accrued thus causing a gain on debt extinguishment.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2021 and 2020:

	December 31,
	2021	2020

Cash	$745,003	$185,126

Current assets	745,003	190,553
Current liabilities	(12,435,011)	(1,730,413)

Working capital deficit	$(11,690,008)	$(1,539,860)

We need additional capital to continue our operations. We issued $3,448,779 in convertible notes during the year ended December 31, 2021. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest were originally set to mature in March 31, 2022; however, these notes, along with our other notes were amended in March 2022 to extend maturity until September 30, 2023. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at conversion prices ranging from $3.20 to $10.53 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. Through December 31, 2021, we have issued $10,457,022 in convertible promissory notes.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2021 and 2020 is as follows:

	For the Year Ending
	December 31,
	2021	2020

Operating activities	$(1,799,497)	$(1,907,793)
Investing activities	(2,137)	(3,588)
Financing activities	2,361,511	1,889,086

Net decrease in cash	$559,877	$(22,295)

Operating Activities

For the year ended December 31, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,114,803 for stock-based compensation, amortization of debt discount, depreciation and gain on debt extinguishment.

For the year ended December 31, 2020, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $536,221 for stock-based compensation, amortization of debt discount, depreciation and gain on debt extinguishment.

Investing Activities

During the year ended December 31, 2021, the Company purchased equipment totaling $2,137. During the year ended December 31, 2020, the Company purchased equipment totaling $3,588.

Financing Activities

During the year ended December 31, 2021, cash flows from financing activities totaled $2,361,511 related to proceeds received from the issuance of convertible notes of $3,448,779 and paid $259,069 in loan costs. We paid $864,199 to settle convertible loans that were due. We also received $36,000 in proceeds from the exercise of stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and therefore the internal controls are considered not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, the following material weaknesses existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. Due to this material weakness, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None noted

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Note noted

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

Name and Business Address	Age	Position
Jared Bauer	40	Chief Executive Officer, and Director
Michael Garff	39	Director, Chief Operating Officer
Jim Hogan	65	Director, Chairman of Finance & Compensation Committee
Don Patterson	69	Director, Chairman of Audit Committee
David Nielsen	49	Director
Aaron Dorny	46	Director
Rich McKeown	75	Director

Jared Bauer. Mr. Bauer, 40, was promoted from interim Chief Executive Officer to Chief Executive Officer of ProLung in October 2019. He was appointed to the ProLung Board of Directors in August 2018 and appointed interim CEO one month later. Mr. Bauer has focused his professional endeavors on the medtech industry and is also the CEO of Cibus Biotechnologies Inc. In 2012, Mr. Bauer acquired BurnFree Products, and in just two years with a focus on sustainable revenue generation, led the team to expand BurnFree distribution to 58 countries, managing regulatory processes, re-working quality systems and making BurnFree the second largest burn treatment product line in the world. Mr. Bauer currently serves as a trustee of The Oliver Fund, a non-profit he co-founded, Chairman of the BioUtah SLC Biotech Initiative Advisory Committee, Board member of the BioHive, and recently served as an adjunct professor of entrepreneurship at Ensign College. He holds a BS in Economics from the University of Utah, and an MBA from Boise State University.

Michael Garff. Mr. Garff, 39, has served as our Chief Operating Officer since May 2009. At IONIQ, he obtained US FDA Breakthrough Device Designation and European regulatory approval (CE Mark) for the IONIQ ProLung Test, organized and operates manufacturing, acquired clinical sites at premier cancer hospitals, and designed and implemented a certified ISO 13485 quality management system. Currently, he oversees IONIQ’s product development, manufacturing, clinical studies, regulatory affairs, FDA submissions, quality audits, data analysis, and patents. Prior to IONIQ, he was involved with the Pierre Lassonde Entrepreneur Center where he served as a Director. While there he helped launch several biomedical companies. He holds a BS in Business Finance and an MBA from the University of Utah.

Jim Hogan. Mr. Jim Hogan, 65, served his entire professional career in the medtech industry in multiple locations in the USA and abroad. After rising to the role of Director of Sales and Marketing for Pfizer Europe in London, he successfully founded two medtech companies and led two others. These four start-up medtech companies were all successfully exited. Mr. Hogan recently retired from Medtronic, one of the world’s largest medtech companies, where he was President of Medtronic Latin America, corporate Vice President, and appointed to the company’s Sr. Executive Committee. Mr. Hogan has deep operational, sales, marketing, and general management expertise with medical devices and therapeutics in some of the smallest and largest medtech companies in the world. Mr. Hogan remains dedicated to health-related philanthropic endeavors from his home in Park City, Utah. Mr. Hogan holds a BA in Chemistry and Psychology in addition to a MBA from the University of Minnesota.

Don Patterson. Mr. Don Patterson, 69, comes to the Board with a broad range of experience. He began his professional career in public accounting and worked for both large and small firms as a CPA for 24 years. During this time, he developed expertise in financial analysis and was significantly involved in merger and acquisition (M&A) activities. He has been involved in multiple boards of directors for companies ranging in size from small, closely-held companies to large privately-held, publicly listed companies. In one instance where he served on the boards of two NASDAQ-listed and affiliated firms as the Chair of the Audit Committee and a member of the Compensation Committee, he was directly involved in the sales negotiation to an investment bank. He has also been one of the founders in various entrepreneurial ventures, including manufacturing, distribution, intellectual property (IP) development and prosecution. His primary pursuit for the past 19 years has been in the development and licensing of patents involving manufacturing processes used in the home products industry. Mr. Patterson currently resides in Gilbert, Arizona and holds a BA degree in accounting from Arizona State University.

David Nielsen. Mr. David Nielsen, 49, is currently a partner at Whiteknob consulting, which is a medtech product development company. He has 20 years of R&D and leadership experience at BioFire and BioFire Defense (formerly named Idaho Technology), which sold to bioMérieux in 2014. As one of the original Idaho Technology employees, Mr. Nielsen worked in various roles in engineering, management, and business development rising to the position of Vice President of Product Development. He managed a team of more than 70 scientists and engineers who were responsible for developing and launching new medical diagnostic products and supporting the complex regulatory clearance process in the US, EU, and other jurisdictions. Mr. Nielsen is currently a partner at Whiteknob, which is a medtech product development company based in Salt Lake City, Utah. Mr. Nielsen holds a BS degree in Mechanical Engineering from Brigham Young University, and a Master of Mechanical Engineering from the University of Utah.

Aaron Dorny. Mr. Dorny, 46, joined the Board in late-2021. He has dedicated his career to improving the operational and financial standing of companies of all sizes by utilizing his expertise in strategy, finance, and leadership. His work has crossed multiple industries, international borders and business disciplines, including accounting, finance, manufacturing, intellectual property, product development, restructuring and corporate strategic planning. His leadership and business skills have been enhanced by time spent with great colleagues at strong companies, such as Innovative Coatings, EP Minerals, EaglePicher and Ernst & Young Corporate Finance, as well as in advisory roles for many other organizations. Mr. Dorny holds a Master of Accountancy from the Marriott School of Business at Brigham Young University.

Rich McKeown. Mr. Rich McKeown, 75, is the co-founder of Leavitt Partners. Mr. McKeown is re-joining the ProLung Board, as the Leavitt Partners’ corporate designee, after previously serving on the ProLung Board from 2014-2017. Leavitt Partners is a health care intelligence business that understands the emerging role of value in health care. In previous roles, Mr. McKeown served as chief of staff for Mike Leavitt at the U.S. Department of Health and Human Services (HHS). At HHS, he directed and coordinated the activities of the largest department in the federal government, serving as the Secretary’s day-to-day manager for a department that employed 67,000 people and had an annual budget in excess of $840 billion. He also led the negotiations between China and the FDA regarding Drug, Device and Food issues which led to landmark agreements in 2008 and paved the way for the placement of US-FDA offices around the world. Mr. McKeown also served as senior counselor and chief of staff to Administrator Mike Leavitt at the U.S. Environmental Protection Agency (EPA). Mr. McKeown co-authored with Mike Leavitt the highly-acclaimed book titled Finding Allies, Building Alliances. Prior to his public service in Washington, D.C., Mr. McKeown served as chief of staff to Governor Mike Leavitt and as commissioner of the Utah State Tax Commission. Mr. McKeown currently resides in Salt Lake City, Utah and received his juris doctorate from the University of Utah and bachelor’s degree from Ohio University.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	The Class I directors are David Nielsen, Rich McKeown and Jared Bauer. Their terms will expire at the 2021 annual meeting of stockholders tentatively slated for June 2022

●	The Class II directors are Don Patterson and Michael Garff. Their terms will expire at the 2022 annual meeting of stockholders

●	The Class III directors are Jim Hogan and Aaron Dorny. Their terms will expire at the 2023 annual meeting of stockholders

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

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Jim Hogan, David Nielsen, and Rich McKeown representing three of our seven directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined in the Listing Rules of the Nasdaq Stock Market. The remaining Board of Directors have determined that Jared Bauer (CEO), Michael Garff (COO), Aaron Dorny and Don Patterson are not independent under the applicable rules and regulations of the SEC, respectively. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Our audit committee consists of Don Patterson (chair), Aaron Dorny and Michael Garff. Our Board of Directors has determined that Mr. Patterson, Mr. Dorny and Mr. Garff are independent under Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The chair of our audit committee is Mr. Patterson. Our Board of Directors has determined that Mr. Patterson is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulations S-K. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Involvement in Legal Proceedings

To the best of our knowledge, four of our former directors and our current CEO have, during the past ten years, been involved in legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

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

Item 11. Executive Compensation

Executive Compensation

Summary Table. The following table provides details with respect to the total compensation of the Company’s named executive officers during the years ended December 31, 2021, and 2020. The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2021 and 2020, (b) the next two most highly compensated executed officers serving as of December 31, 2021, whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2020 or 2021.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
					(1)
Jared Bauer (2, 3)	2021	$120,000	$-	$146,743	$-	$266,743
	2020	$110,000	$-	$79,884	$-	$189,884

Michael Garff, Chief Operating Officer (4)	2021	$161,280	$-	$88,524	$-	$249,804
	2020	$161,288	$-	$60,590	$-	$221,878

(1)	The amounts represent fees paid or accrued by us to the executive officers for service as a Director on the Board of Directors.

(2)	Mr. Bauer was appointed as our interim Chief Executive Officer in August 2018 and promoted to CEO in October 2019. Mr. Bauer was being compensated under a consulting contract of $8,000 per month, which was increased by the Board to $10,000 per month in June 2020 at which point he became a salaried employee of the Company.

(3)	Includes the aggregate grant date fair value of options to purchase 23,000 and 33,000 shares of common stock issued to Mr. Bauer during 2021 and 2020, respectively in accordance with FASB ASC. Options related to Mr Baur’s service as CEO during the years ended December 31, 2021 and 2020 totaled 15,000 and 25,000, respectively. Options related to service as a director during 2021 and 2020 totaled 8,000 for each year.

(4)	Includes the aggregate grant date fair value of options to purchase 14,241 and 9,000 shares of common stock issued to Mr. Garff during 2021 and 2020, respectively in accordance with FASB ASC. Options related to Mr Garff’s service as COO during the years ended December 31, 2021 totaled 6,241. Options related to service as a director during 2021 and 2020 totaled 8,000 and 8,000, respectively.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2021:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid		Stock Awards		Option Awards	Other		Total

David Nielsen (1)		$-		$-	$47,042		$-	$47,042
Don Patterson (2)		$-		$-	$58,801		$-	$58,801
Jim Hogan (3)		$-		$-	$58,801		$-	$58,801
Rich McKeown (4)		$-		$-	$47,042		$-	$47,042
Aaron Dorny (5)	$		$		$208,544	$		$208,544

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

(5) Represents the aggregate grant date fair value of options to purchase 2,000 and warrants to purchase 30,000 shares of common stock issued in accordance with FASB ASC Standards.

Director Compensation Arrangements

Currently there are no formal arrangements for compensation to the members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 28, 2022 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,521,011 shares of our common stock issued and outstanding as of April 11, 2022. Unless otherwise indicated, the address of each person listed is in care of ProLung, 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103.

Name of Beneficial Owner, Officer or Director	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Shares Beneficially Owned

Eric Sokol (3)	482,925	10.4%
ProLung China	278,053	6.2%
Michael Garff, Chief Operating Officer (4)	145,870	3.2%
Jared Bauer, Chief Executive Officer(5)	235,000	4.9%
Don Patterson(6)	203,375	4.3%
Aaron Dorny(7)	66,387	1.5%
Other Directors	188,500	4.1%
All Executive Officers and Directors as a Group (seven persons)	839,032	16%

(1)	The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)	Each current member of the Board of Directors has been awarded options to purchase shares of common stock for services on the Board.

(3)

Includes the assumed conversion of convertible debt into 131,742 shares of common stock. Also, includes 12,500 shares issuable upon the exercise of stock warrants that are currently exercisable or exercisable within 60 days.

(4)	Includes 86,495 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.
(5)	Includes 235,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Includes the assumed conversion of convertible debt into 132,993 shares of common stock. Also, includes 35,417 shares issuable upon the exercise of stock options and warrants that are currently exercisable or exercisable within 60 days. Includes 34,925 shares of common stock held.

(7)	Includes the assumed conversion of convertible debt into 17,387 shares of common stock. Also, includes 34,000 shares issuable upon the exercise of stock options and warrants that are currently exercisable or exercisable within 60 days. Includes 15,000 shares of common stock held.

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

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence of the Nasdaq Stock Market. Under these rules, Jared Bauer and Michael Garff are not independent due to current and former employment with the Company. All other directors, namely Jim Hogan, David Nielsen, Don Patterson, Aaron Dorny and Rich McKeown are independent.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Sadler, Gibb & Associates LLC (Sadler Gibb), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.

	2021	2020
Audit Fees	$55,450	$46,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$55,450	$46,000

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

The Audit Committee has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee) approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2021 and 2020 were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of December 31, 2021 and 2020

●	Statements of Operations for the years ended December 31, 2021 and 2020

●	Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020

●	Statements of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to the Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ProLung, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ProLung, Inc. (“the Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

April 14, 2022

ProLung, Inc. (dba IONIQ Sciences)

Balance Sheets

	December 31,
	2021	2020

Assets
Current Assets
Cash	$745,003	$185,126
Prepaid expenses	-	5,427
Total Current Assets	745,003	190,553

Property and equipment, net	21,183	71,160
Intangible assets, net	117,929	127,491

Total Assets	$884,115	$389,204

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$13,733	$206,658
Accrued liabilities	1,775,849	1,078,755
Short term loans payable	-	105,000
Payable for research and development - current	315,000	340,000
Convertible notes payable, related party - current	434,687	-
Convertible notes payable - current	9,895,742	-
Total Current Liabilities	12,435,011	1,730,413

Long-Term Liabilities
Payable for research and development agreement - long term	-	25,000
Convertible notes payable, related party, net - long-term	-	364,967
Convertible notes payable, net - long-term	-	7,113,962
Total Long-Term Liabilities	-	7,503,929

Total Liabilities	12,435,011	9,234,342

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,122,130 and 4,084,916 shares issued and outstanding, respectively	4,122	4,085
Additional paid-in capital	28,571,741	27,662,507
Accumulated deficit	(40,126,759)	(36,511,730)
Total Stockholders’ Deficit	(11,550,896)	(8,845,138)

Total Liabilities and Stockholders’ Deficit	$884,115	$389,204

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2021	2020
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	761,052	738,734
Selling, general and administrative expense	1,722,044	1,330,926
Total operating expenses	2,483,096	2,069,660
Loss from operations	(2,483,096)	(2,069,660)
Other income (expense):
Gain on debt extinguisment	136,890	126,000
Interest expense	(1,268,823)	(783,956)
Total other expense	(1,131,933)	(657,956)
Net loss	$(3,615,029)	$(2,727,616)

Basic and diluted loss per share	$(0.88)	$(0.67)

Weighted-average common shares outstanding, basic and diluted	4,109,444	4,077,797

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	4,068,557	$4,069	$27,083,391	$(33,784,114)	$(6,696,654)

Exercise of warrants	1,359	1	4,892	-	4,893
Issuance of stock for services	15,000	15	37,035	-	37,050
Stock-based compensation	-	-	382,613	-	382,613
Warrants issued to convertible debt placement agent	-	-	154,576	-	154,576
Net loss	-	-	-	(2,727,616)	(2,727,616)
Balance, December 31, 2020	4,084,916	4,085	27,662,507	(36,511,730)	(8,845,138)
Exercise of warrants	10,000	10	35,990		36,000
Conversion of notes payable to common stock	27,214	27	87,058	-	87,085
Stock-based compensation	-	-	730,887	-	730,877
Warrants issued to convertible debt placement agent	-	-	55,299	-	55,299
Net loss	-	-	-	(3,615,029)	(3,615,029)
Balance, December 31, 2021	4,112,130	$4,122	$28,571,741	$(40,126,759)	$(11,550,896)

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,615,029)	$(2,727,616)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	61,676	77,624
Share-based compensation	730,887	419,663
Amortization of loan discount/loan fees	459,131	164,934
(Gain) loss on debt extinguishment	(136,891)	(126,000)
Change in assets and liabilities:
Prepaid expenses	5,427	-
Accounts payable	(84,058)	(158,946)
Accrued liabilities	779,360	442,548
Net cash flows used in operating activities	(1,799,497)	(1,907,793)

Cash flows from investing activities:
Purchase of equipment	(2,137)	(3,588)
Net cash flows used in investing activities	(2,137)	(3,588)

Cash flows from financing activities:
Proceeds from convertible notes payable	3,448,779	2,187,500
Proceeds from convertible notes payable - related party	-	182,000
Proceeds from SBA Loan	-	126,000
Proceeds from warrant exercise	87,085	4,893
Payment to placement agent for convertible notes payable	(259,069)	(223,575)
Payment on research and development note payable	-	(45,000)
Payment on convertible note payable	(864,199)	(342,732)
Net cash flows provided by financing activities	2,412,596	1,889,086

Net decrease in cash	610,962	(22,295)
Cash at beginning of period	185,126	207,421
Cash at end of period	$796,088	$185,126
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$30,693	$125,632
Supplemental disclosure of non-cash investing and financing activities:
Debt discount on convertible notes - warrants	$292,409	$356,016
Transfer of accrued interest to convertible notes payable	$43,931	$-
Conversion of debt to equity	$87,085	$-
Transfer of short term loans payable to convertible note payable	$100,181	$-
Non-cash partial settlement of research and development liability	$50,000	$-

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consists principally of cash. The Company has approximately $495,000 in cash balances during the year ended December 31, 2021 in excess of federally insured limits. The Company places its cash with a high credit quality financial institution.

Fair Value of Financial Instruments – For the notes payable and convertible debentures classified as long-term liabilities, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

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

Intangible Assets – As further discussed in Note 3 to these financial statements, intangible assets consist of rights to certain patent applications acquired in December 2015 under a Patent Assignment Agreement. These intangible assets are being amortized over an estimated useful life of eighteen years, with periodic evaluation for impairment.

Impairment or Disposal of Long-Lived Assets - Long-lived assets are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record an asset impairment charge for either of the years ended December 31, 2021 and 2020.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2021 and 2020, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

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

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	December 31,
	2021	2020
Warrants to purchase shares	1,344,985	1,305,595
Stock options	771,788	663,016
Convertible notes	3,150,387	2,728,358
	5,267,160	4,696,969

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

Note 2 – Property and Equipment

Property and equipment consists of the following at December 31, 2021, and 2020:

		December 31,
	Life	2021	2020

Leasehold improvements	3 Years	$133,553	$133,553
Computer equipment	3 years	31,392	31,392
Office equipment	3 to 5 years	24,877	22,740
Tooling	5 years	92,228	92,228

		282,050	279,913
Less accumulated depreciation		(260,867)	(208,753)

Property and equipment, net		$21,183	$71,160

Depreciation expense for the years ended December 31, 2021 and 2020, was $52,114 and $68,061, respectively.

Note 3 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300. These patents will be amortized over 220 months (18.3 years), at a rate of $797 per month, or $9,562 per year. During the years ended December 31, 2021 and 2020, the Company recognized amortization expense of $9,562 each year. At December 31, 2021, there was accumulated amortization of $57,371.

ProLung, Inc.

Notes to Financial Statements

Note 4 – Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020

Accrued interest	$1,714,446	$1,017,537
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,530	43,345

Accrued liabilities	$1,775,849	$1,078,755

Note 5 –Notes Payable

Convertible Notes Payable

The $105,000 short-term debt terms from October 2019 were amended in March 2021 to accrue 8% simple interest per annum, convertible at $3.20 per share. The note is convertible at any time, 75-day notice is required if repayment is in cash. During the year ended December 31, 2021, $87,085 ($82,266 accrued interest and $4,819 in principal) was converted into 27,214 shares of common stock. There was $100,181 of principal outstanding at December 31, 2021 and is included with convertible notes payable.

2015 Convertible Notes (Kolob and Ensign Notes)

In 2015, the Company issued two convertible promissory notes in the aggregate principal amount of $1,206,931 to two investment entities controlled by a single family. The notes are convertible at any time prior to maturity at the option of the holders at a conversion rate of $6.00 per share. The notes are unsecured and accrue interest at the rate of 8% per annum, with interest payable on the last day of each calendar quarter. The principal amount under the notes were due in November 2020. In November 2020, as part of the settlement of the notes the maturity date was extended to March 2022 and the conversion price was lowered to $3.20 per share. In December 2020, the notes were partially settled through a payment of $342,732. The remaining $864,199 in principal and interest related to the notes was settled during 2021.

2020 Convertible Note Issuances

During the year ended December 31, 2020, the Company issued $2,369,500 in convertible notes; $182,000 of which was from a current board member. These notes are unsecured, bear interest at 8% and are convertible as follows: $2,149,733 at $3.20 per share and $219,267 at $10.53 per share. If at any time prior to the maturity date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. In March 2022, these and all of the Company’s convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023 and (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three month bonus interest payment in the event an automatic contingent conversion is triggered.

2021 Other Convertible Note Issuances

During the year ended December 31, 2021, the Company issued $3,448,779 of new convertible notes. These new convertible notes pay interest at 8% and are due March 31, 2022. The notes are convertible as follows: $851,848 at $3.20 per share and $2,596,931 at $10.53 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. In March 2022, these and all of the Company’s convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023 and (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three month bonus interest payment in the event an automatic contingent conversion is triggered.

Since these convertible notes had a conversion price that was not “in the money” upon issuance there was no beneficial conversion feature recorded. On the date of issuance, the Company also assessed the conversion feature for possible derivative treatment (under ASC 815) and determined the conversion feature was indexed to the Company’s common stock and thus not a derivative.

ProLung, Inc.

Notes to Financial Statements

The Company incurred $237,110 and $201,427 of cash loan costs related to the issuance of the convertible notes during the years ended December 31, 2021, and 2020. Also, during 2021 and 2020, in conjunction with the issuance of these convertible notes, the Company issued 22,540 and 58,162 warrants to a broker, respectively. These warrants are exercisable at prices between $3.20 and $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $55,299 ($2.45 per warrant) and $154,576 ($2.66 per warrant) for the years ended December 31, 2021, and 2020. The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

	2021	2020
Expected life	5 years	5 years
Exercise price	$10.53	$3.20 to $10.53
Expected volatility	185% - 191%	188% to 205%
Weighted average volatility	188%	189%
Expected dividends	n/a	n/a
Risk-free interest rate	0.76%	0.67%

The loan costs incurred will be amortized as a component of interest expense over the term of the convertible notes. During the year ended December 31, 2021 and 2020, the Company recognized interest expense of $459,131 and $164,934 related to the amortization of the loan costs, respectively. As of December 31, 2021, the unamortized balance loan costs is $126,593.

Convertible notes payable is summarized as follows:

	December 31,
	2021	2020

Convertible notes payable; unsecured; interest at 8%; due March 2022 (includes related party amount of $439,000 and $382,000)	$10,457,022	$7,772,265

Unamortized discount and loan costs (includes related party amount of $4,313 and $17,033)	(126,593)	(293,336)
Notes payable, net	$10,330,429	$7,478,929

Less: current portion, net	(10,330,429)	-

Convertible notes payable - long term, net	$-	$7,478,929

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The Board has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2021 and 2020, the Board has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 7 – Common Stock

Common Stock Issued for Services

In May 2020, the Company issued 15,000 shares of common stock for consulting services received. The Company recorded an expense of $37,050 ($2.47 per share).

Exercise of Warrants

During 2021 and 2020, 10,000 and 1,359 warrants were exercised for cash proceeds of $36,000 and $4,893 ($3.60 per share), respectively.

ProLung, Inc.

Notes to Financial Statements

Note 8 – Common Stock Options

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

2021 Board and Employee Option Grants

As part of an agreement for their service during the year ended December 31, 2021 current Board members and advisors accepted the issuance of 73,600 options to Board members at per option exercise price’s of $2.47 (16,600 options), $6.73 (33,200 options) and $9.20 (23,800 options), respectively. These options vested upon issuance. The fair value of these options was $5.92 per option or $435,664 and was expensed upon grant. The fair value was computed using the Black Scholes method.

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

The fair value of these options was $6.11 and $2.42 per option for the year ended December 31, 2021, and 2020. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

	2021	2020

Weighted average fair value	$6.11	$2.42
Expected life	5.1 years	6.1 years
Exercise price	$4.94	$2.57
Expected volatility	140% to 188%	182% to 205%
Weighted average volatility	176%	190%
Expected dividends	n/a	n/a
Risk-free interest rate	1.00%	0.46%

ProLung, Inc.

Notes to Financial Statements

A summary of option activity for the year ended December 31, 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2019	526,135	$5.85	8.7 years
Issued	136,881	$2.57
Adjustment	-	$-
Forfeited/Expired	-	$-
Outstanding at December 31, 2020	663,016	$5.16	8.1 years	$-
Vested at December 31, 2020	599,905	$5.44	7.9 years	$-

Outstanding at December 31, 2020	663,016	$5.16	8.1 years
Issued	114,278	$6.63
Adjustment	-	$-
Forfeited/Expired	(5,506)	$2.47
Outstanding at December 31, 2021	771,788	$5.39	6.8 years	$2,936,971
Vested at December 31, 2021	698,707	$5.52	6.6 years	$2,574,398

The above intrinsic value is based on an assumed fair value of the Company’s stock of $9.20 per share. The Company recorded an expense of $542,690 and $343,331 for the year ended December 31, 2021 and 2020 related to these options, respectively. The $298,406 remaining unrecognized expense will be recognized through June 2025 with a weighted average term of 3.4 years.

Total stock-based compensation expense from amortization of options, warrants (Note 9) and common stock issuances have been included in the statements of operations as follows:

	For the Year Ending
	December 31,
	2021	2020

Research and development expense	$45,271	$44,091
Selling, general and administrative expense	685,616	375,572

Total share-based compensation	$730,887	$419,663

Note 9 – Common Stock Warrants

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 5 for 22,540 and 58,162 warrants issued as part of loan issuance costs during the years ended December 31, 2021, and 2020, respectively.

On September 30, 2021 the Company issued a consultant 30,000 warrants for financial advisory services rendered to the Company. These warrants vested upon grant, are exercisable at $10.53 and expires in 10 years. The fair value of the warrant shares issued was $192,161 and expensed upon issuance. The assumptions used for these warrant shares were risk-free interest rate of 0.98%, expected volatility of 184%, expected life of 5 years, and expected dividend yield of zero.

During 2020, the Company issued 6,500 warrants to a consultant exercisable at $4.00 per share, vested upon issuance and expire in 10 years. The fair value of the warrant shares issued was $15,612 ($2.40 per share) and expensed upon issuance. The assumptions used for these warrant shares were risk-free interest rate of 0.33%, expected volatility of 205%, expected life of 5 years, and expected dividend yield of zero.

ProLung, Inc.

Notes to Financial Statements

A summary of warrant activity for the years ended December 31, 2021, and 2020 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2019	1,255,667	$5.17	2.5 years	$-
Issued	75,912	$3.52
Exercised	(1,359)	$3.60
Adjustment	5
Expired/Forfeited	(24,630)	$4.03
Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years	$-

Outstanding at December 31, 2020	1,305,595	$5.02	1.7 years	$-
Issued	52,540	$10.53
Exercised	(10,000)	$3.60
Adjustment	(25)
Expired/Forfeited	(3,125)	$3.60
Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years	$7,062,326

Note 10 – Commitments and Contingencies

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

Through December 31, 2021, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through December 31, 2021, $210,000 in payments had been made plus $50,000 in equipment (see below) with the remaining $315,000 payable as follows: $290,000 currently due and $25,000 in April 2022. During the year ending December 31, 2020, the Company made $45,000 in cash payments.

COVID-19

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The future impacts of the pandemic and any resulting economic impact are largely unknown and evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position, as well as its potential future customers.

ProLung, Inc.

Notes to Financial Statements

Lease Agreement

In May 2019 the Company entered into a new lease agreement for its office space. The lease amount is $3,600 per month and expires in April 2022. The Company inhabited the office in September 2019 and incurred $43,200 and $43,541 in lease expense as it relates to this lease during 2021, and 2020, respectively. The remaining minimum lease expense is expected to be $14,400 for 2022.

Settlement of Liabilities

During the year ended December 31, 2021, the Company recorded $136,890 in gains from settlement of liabilities. Write-down of accounts payable related to agreed-to settlement accounted for $86,890 with the remaining $50,000 attributed to the agreed to value of equipment transferred to Wuxi. This equipment had previously been written off against inventory.

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2021, and 2020:

	December 31,
	2021	2020

Net operating losses	$7,730,700	$6,994,900
Research and development credit carryforward	209,900	209,900
Depreciation and amortization	(2,400)	(5,200)
Valuation allowance	(7,938,200)	(7,199,600)
Net Deferred Tax Asset	$-	$-

As of December 31, 2021, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2021, and 2020 is set forth below:

	For the Year Ended
	December 31,
	2021	2020

Net loss	$(940,000)	$(709,000)
Non-deductible expenses and other	201,400	(96,200)
Change in valuation allowance	738,600	805,200
Benefit from income taxes	$-	$-

ProLung, Inc.

Notes to Financial Statements

As of December 31, 2020, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $29.7 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2041. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2018. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2016. During the years ended December 31, 2021, and 2020, the Company did not incur interest and penalties.

Note 12 – Subsequent Events

Amendment to Convertible Notes

As mentioned previously, in March 2022, these and all of the Company’s outstanding convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023 and (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three month bonus interest payment in the event an automatic contingent conversion is triggered.

Warrant Exercises

As a result of approximately 1,018,140 warrants expiring on March 31, 2022, approximately 373,031 warrants were exercised resulting in $1.5M in proceeds. No compensation or commissions were paid on these warrant exercises.

Biomeridian License Purchase (OT Acceptance)

On March 8, 2022, the Company acquired from OT Acceptance, LLC (“OT Acceptance”) certain intellectual property formerly licensed to the Company by OT Acceptance. As a result of this acquisition, the Company now owns, rather than having license rights, to all of the intellectual property used by it with respect to early cancer detection. The aggregate consideration paid by the Company to OT Acceptance under the Agreement was $175,000, which was paid $75,000 in cash and the $100,000 through the issuance of 6,436 shares of the Company’s common stock at an agreed upon value of $15.54 per share.

Vine Medical Asset Purchase

On March 30, 2022 the Company acquired from Vine Medical LLC (“Vine”) certain intellectual property and designs that are expected to accelerate IONIQ Sciences’ product development efforts. The aggregate consideration paid by the Company to Vine Medical LLC under the Agreement was $313,750, which was paid $200,000 in cash and the $113,750 through the exercise of seller’s 19,414 warrants for common stock.

Board and Advisory Options

As part of an agreement for their service during the first quarter of 2022, current Board members and advisors accepted the issuance of 19,800 options to Board members at per option exercise price’s of $9.20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC.

April 14, 2022	By:	/s/ Jared Bauer
Date		Jared Bauer
Chief Executive Officer (Principal Executive and Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jared Bauer	Chief Executive Officer (Principal Executive and Accounting Officer)	April 14, 2022
Jared Bauer

/s/ Don Patterson	Director	April 14, 2022
Don Patterson

/s/ Michael Garff	Director	April 14, 2022
Michael Garff

/s/ Jim Hogan	Director	April 14, 2022
Jim Hogan

/s/ David Nielsen	Director	April 14, 2022
David Nielesen

/s/ Rich McKeown	Director	April 14, 2022
Rich McKown

/s/ Aaron Dorny	Director	April 14, 2022
Aaron Dorny

Exhibit Index

Exhibit Number	Description

3.2	Amended and restated By-Laws(1)

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.