Form 10-Q
period 2022-03-31
PROLUNG INC
filed 2022-05-23
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2022 the issuer had 4,610,317 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,252,156	$745,003
Total Current Assets	1,252,156	745,003

Property and equipment, net	8,110	21,183
Intangible assets, net	115,538	117,929

Total Assets	$1,375,804	$884,115

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$6,856	$13,733
Accrued liabilities	1,980,126	1,775,849
Payable for research and development - current	315,000	315,000
Convertible notes payable, related party, net - current	-	434,687
Convertible notes payable - current, net	-	9,895,742
Total Current Liabilities	2,301,982	12,435,011

Long-Term Liabilities
Convertible notes payable, related party, net - long-term	439,000	-
Convertible notes payable, net, long-term	10,018,022	-
Total Long-Term Liabilities	10,457,022	-

Total Liabilities	12,759,004	12,435,011

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,610,316 and 4,122,130 shares issued and outstanding	4,609	4,122
Additional paid-in capital	31,170,608	28,571,741
Subscription receivable	(670,234)
Accumulated deficit	(41,888,183)	(40,126,759)
Total Stockholders’ Deficit	(11,383,200)	(11,550,896)

Total Liabilities and Stockholders’ Deficit	$1,375,804	$884,115

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	726,711	179,309
Selling, general and administrative expense	703,810	290,077
Total operating expenses	1,430,521	469,386
Loss from operations	(1,430,521)	(469,386)
Other income (expense):
Interest expense	(330,903)	(256,163)
Total other expense	(330,903)	(256,163)
Net loss	$(1,761,424)	$(725,549)

Basic and diluted loss per share	$(0.42)	$(0.18)

Weighted-average common shares outstanding, basic and diluted	4,157,158	4,081,241

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,761,424)	$(725,549)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	15,464	15,357
Shares issued for acquired research and development	172,961	-
Stock-based compensation	437,437	50,803
Amortization of loan discount	126,593	73,654
Change in assets and liabilities:
Accounts payable	(6,877)	(67,620)
Accrued liabilities	204,277	152,016
Net cash flows used in operating activities	(811,569)	(501,339)

Cash flows from investing activities:
Net cash flows used in investing activities	-	-

Cash flows from financing activities:
Payment for placement of convertible notes payable	-	(123,684)
Payment on convertible notes payable	-	(864,199)
Proceeds from exercise of warrants	1,318,722	36,000
Proceeds from convertible notes payable	-	3,330,900
Net cash flows provided by financing activities	1,318,722	2,379,017

Net increase in cash	507,153	1,877,678
Cash at beginning of period	745,003	185,126
Cash at end of period	$1,252,156	$2,062,804
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$30,504
Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$52	$-
Exercise of warrants for subscription receivable	$670,234	$-
Transfer of short term loans payable to convertible note payabe	$-	$105,000
Discount recorded on convertible debt issuance	$-	$278,106

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$-	$(36,511,730)	$(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	-	-	36,000
Warrants issued to convertible debt placement agent	-	-	49,879	-	-	49,879
Stock-based compensation	-	-	50,803	-	-	50,803
Net loss	-	-	-	-	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	4,095	27,799,179	-	(37,237,279)	(9,434,005)

Balance, December 31, 2021	4,122,130	$4,122	$28,571,741	$-	$(40,126,759)	$(11,550,896)
Exercise of warrants for cash	253,601	254	1,318,468	-	-	1,318,722
Cashless exercise of warrants	52,174	52	(52)	-	-	-
Exercise of warrants for acquired research and development	19,414	20	113,730	-	-	113,750
Additional shares of common stock issued to warrant holders	27,671	28	254,546	-	-	254,574
Exercise of warrants for subscription receivable	128,890	127	670,107	(670,234)	-	-
Issuance of common stock for acquired research and development	6,436	6	59,205	-	-	59,211
Stock-based compensation	-	-	182,863	-	-	182,863
Net loss	-	-	-	-	(1,761,424)	(1,761,424)
Balance, March 31, 2022	4,610,316	$4,609	$31,170,608	$(670,234)	$(41,888,183)	$(11,383,200)

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as (dba) “IONIQ Sciences” and “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development of a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. IONIQ Sciences operates at the confluence of its Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). The Company has active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing its proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. The Company submitted its de novo application to the U.S. FDA in February 2022. IONIQ Sciences remains fully committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 may not be indicative of the results to be expected for the year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) clearance, the Company will not achieve its planned level of operations in the United States. The Company does have a Conformité Européene or CE mark for Europe and has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying condensed financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2022	2021
Warrants to purchase shares	316,181	1,314,165
Stock options	791,588	679,616
Convertible notes	3,202,149	3,000,889

	4,309,918	4,994,670

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

Leases – In February 2016, the FASB issued ASU No. 2016-02 (ASC 842): Leases. ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company formally adopted ASC 842 on January 1, 2022. The Company will use the modified retrospective basis. The Company entered into a three-year lease agreement in May 2019 which expires in April 2022. The Company has yet to renegotiate a new long term lease agreement. As a result, the effect of implementing this standard for the remaining two months of the current lease is inconsequential.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Accrued interest	$1,918,756	$1,714,446
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,497	43,530

Accrued liabilities	$1,980,126	$1,775,849

Note 3 – Convertible Notes Payable

In March 2022, all of the Company’s convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023, (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three-month bonus interest payment in the event an automatic contingent conversion is triggered.

Notes payable are summarized as follows:

	March 31,	December 31,
	2022	2021

Convertible notes payable; unsecured; interest at 8%; due September 2023 (includes related party amount of $439,000)	$10,457,022	$10,457,022

Unamortized discount and loan costs (includes related party amounts of $ - and $4,313 respectively)	-	(126,593)

Notes payable, net	$10,457,022	$10,330,429

Less: current portion, net	-	(10,330,429)

Convertible notes payable – long term, net	$10,457,022	$-

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

As part of an agreement for their service during the three months ended March 31, 2021 current Board members and advisors accepted the issuance of 19,800 options at an exercise price of $9.20 per option. These options vested upon issuance. The fair value of these options was $7.98 per option or $158,066 and was expensed upon grant. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

2022

Expected life	4.4 years
Exercise price	$9.20
Expected volatility	143% to 147%
Weighted average volatility	146%
Expected dividends	n/a
Risk-free interest rate	2.41%

A summary of option activity for the three months ended March 31, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2021	771,788	$5.39	6.8 years
Issued	19,800	$9.20
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding at March 31, 2022	791,588	$5.49	7.1 years	$2,936,971
Vested at March 31, 2022	726,374	$5.60	6.9 years	$2,618,108

The Company recorded an expense of $182,863 and $50,803 for the Three Months Ended March 31, 2022 and 2021 related to the amortization of options issued under the plan. The remaining unrecognized expense of $273,609 will be recognized through June 2025.

Total stock-based compensation expense from options, warrants (Note 5) and common stock issuances (Note 5 and Note 6) have been included in the statements of operations as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Research and development expense	$177,952	$3,113
Selling, general and administrative expense	432,446	47,690

Total share-based compensation	$610,398	$50,803

Note 5 – Common Stock Warrants

During the three months ended March 31, 2022, warrant holders exercised 521,907 warrants as follows:

-	253,602 warrants were exercised for $1,318,722 in cash proceeds.

-	19,414 warrants were exercised as partial settlement ($113,750) related to the Company’s acquisition of research and development.

-	128,890 warrants with a value of $670,234 have signed exercise agreements, the shares have been issued but the cash proceeds have yet to be received.

-	120,000 warrants were exercised in a cashless exercise whereby 67,826 shares with a value of $9.20 per share were used to settle the exercise price and the remaining 52,174 shares were issued to the warrant holders. Also, for professional services rendered by these warrant holders an additional 27,671 shares valued at $254,574 ($9.20 per share) were issued.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

A summary of warrant activity for the three months ended March 31, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years
Issued	-	$-
Exercised	(521,906)	$5.22
Expired/Forfeited	(506,898)	$5.20
Outstanding/Exercisable at March 31, 2022	316,181	$5.20	3.6 years	$1,305,077

Note 6 – Stockholders’ Equity

Biomeridian License Purchase (OT Acceptance)

On March 3, 2022, the Company acquired from OT Acceptance, LLC (“OT Acceptance”) certain intellectual property formerly licensed to the Company by OT Acceptance. As a result of this acquisition, the Company now owns, rather than having license rights, to all of the intellectual property used by it with respect to early cancer detection. The aggregate consideration paid by the Company to OT Acceptance under the Agreement was $134,211, which was paid $75,000 in cash and the issuance of 6,436 shares shares of the Company’s common stock at $9.20 per share. The Company considers the acquisition of intellectual property as research and development and expensed the acquisition as research and development.

Vine Medical Asset Purchase

On March 30, 2022 the Company acquired from Vine Medical LLC (“Vine”) certain intellectual property and designs that are expected to accelerate IONIQ Sciences’ product development efforts. The aggregate consideration paid by the Company to Vine Medical LLC under the Agreement was $313,750, which was $200,000 in cash and the seller’s exercise of 19,414 previously issued warrants, in the amount of $113,750 which represents forgone cash proceeds that would have otherwise been received. The Company considers the acquisition of intellectual property as research and development and expensed the acquisition as research and development.

Note 7 – Subsequent Events

Amendment to the Company’s Stock Incentive Plan

On April 26, 2022, the Board of Directors unanimously voted to approve a resolution to increase the size of the option pool over the next three years to meet the needs of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) of ProLung, Inc. (the “Company”).

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our IONIQ ProLung Test.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our IONIQ ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our IONIQ ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the IONIQ ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other non-European Union markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the IONIQ ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting.

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	IONIQ Sciences clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the IONIQ ProLung Test under a different name in the EU to avoid the risk of trademark infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	There is no guarantee that FDA clearance will lead to the IONIQ ProLung Test being approved by payors for reimbursement.

●	Our IONIQ ProLung Test may produce false positive and false negative results.

In addition, please review the other, and more detailed, risk factors discussed in our 2021 Form 10-K.

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

Our non-invasive, rapid and radiation-free IONIQ ProLung Test has been developed to assess the risk of malignancy in lung nodules found in the chest by a Computed Tomography “CT” scan, which is currently the primary method used in the United States (“US”) for screening lung cancer. Lung cancer is the leading cause of cancer death in the US and the world according to American Cancer Society and World Health Organization. Earlier detection makes a substantial improvement in survival in individuals at high risk of lung cancer. Timely identification of malignancy is essential for patients and their families. Currently, patients often wait from three months to three and one-half years to have the risk of malignancy assessed through periodic CT scan surveillance. Until malignancy is determined to be likely, invasive biopsy and treatment are typically delayed. Current statistics reflect an average 17% survival rate at five years for those diagnosed with lung cancer.

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

In February 2020, the FDA designated the IONIQ ProLung Test a Breakthrough Device. Through the Breakthrough Device program, the FDA will provide ProLung with expedited reviews. This is not a marketing clearance.

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

Revenues and Cost of Revenue. During the three months ended March 31, 2022 and March 31, 2021 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2022 was $1,430,521 compared to the total operating expenses for the three months ended March 31, 2021 of $469,386, representing an increase of $961,135. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense is primarily due to increased equity issuances for purchased research and development and expense recorded for additional shares issued to warrant holders. Also, the value of our common stock increased which made the value of options issued worth more than previously-issued equity instruments.

Research and Development Expense. Research and development expense for the three months ended March 31, 2022, was $726,711, compared to research and development expense of $179,309 for the three months ended March 31, 2021; representing an increase of $547,402. This increase was mostly due to research and development expenses from the acquisition of certain intellectual property from two entities paid for in cash and equity instruments.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2022 was $703,810 compared to selling, general and administrative of $290,077 for the three months ended March 31, 2021; representing an increase of $413,733. This increase was primarily due to shares issued to warrant holders for additional services. Also, the fair value of the options issued increased substantially due to the increase in value of our common stock when compared to previous issuances.

Other Expense. Other expense for the three months ended March 31, 2022 was $330,903 as compared to $256,163 for the three months ended March 31, 2021 representing an increase of $74,740. This increase was solely related to interest expense. Due to higher debt amounts including amortizing cash and non-cash loan costs during 2022 as compared to 2021. During the three months ended March 31, 2022, the remaining loan costs were amortized with no non cash expenses deferred to the future.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Cash	$1,252,156	$745,003

Current assets	1,252,156	745,003
Current liabilities	(2,301,982)	(12,435,011)

Working (deficit) capital	$(1,049,826)	$(11,690,008)

We need additional capital to continue our operations. We received $1,318,722 from the exercise of warrants during the three months ended March 31, 2022 and subscription receivables totalling $670,234. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	The cost and availability of capital generally; and
●	The occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the Three Months Ended March 31, 2022 and 2021 is as follows:

	Three Months Ending
	2022	2021

Operating activities	$(811,569)	$(501,339)
Investing activities	-	-
Financing activities	1,318,722	2,379,017

Net increase (decrease) in cash	$507,153	$1,877,678

Operating Activities

For the three months ended March 31, 2022, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totalling $752,455 for stock-based compensation, share issuances, amortization of debt discount and depreciation.

For the three months ended March 31, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totalling $139,814 for stock-based compensation, amortization of debt discount and depreciation.

Financing Activities

During the three months ended March 31, 2022, cash flows from financing activities totalled $1,318,722. This was solely due to the exercise of warrants for cash.

During the three months ended March 31, 2021, cash flows from financing activities totalled $2,379,017. The cash flows were related to proceeds received from the issuance of convertible notes net of offering costs of $3,207,216 as well as cash received from exercise of stock warrants of $36,000; this was offset by a $864,199 payment to settle a convertible note payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of March 31, 2022 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also had the following unregistered common shares issuances

-	253,602 warrants were exercised for 256,302 unregistered common shares for cash.

-	19,414 warrants were exercised and 6,436 unregistered common shares were issued for the acquisition of research and development.

-	128,891 warrants were exercised for 128,891 unregistered common shares for signed exercise agreements with us awaiting the proceeds.

-	120,000 warrants were exercised in a cashless exercise for 52,174 unregistered common shares. These same warrant holders received an additional 27,671 unregistered common shares.

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

PROLUNG, Inc.

May 23, 2022	By:	/s/ Jared Bauer
Date		Jared Bauer, Chief Executive Officer

