Form 10-Q
period 2022-06-30
PROLUNG INC
filed 2022-08-15
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2022 the issuer had 4,610,149 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,270,287	$745,003
Total Current Assets	1,270,287	745,003

Property and equipment, net	7,246	21,183
Intangible assets, net	113,148	117,929

Total Assets	$1,390,681	$884,115

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$29,128	$13,733
Accrued liabilities	2,186,449	1,775,849
Payable for research and development	315,000	315,000
Convertible notes payable, related party, net - current		434,687
Convertible notes payable - current, net	–	9,895,742
Total Current Liabilities	2,530,577	12,435,011

Long-Term Liabilities
Convertible notes payable, related party, net - long-term	439,000	–
Convertible notes payable, net, long-term	10,018,022	–
Total Long-Term Liabilities	10,457,022	–

Total Liabilities	12,987,599	12,435,011

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,610,149 and 4,122,130 shares issued and outstanding	4,609	4,122
Additional paid-in capital	31,360,756	28,571,741
Subscription receivable	(162,500)	–
Accumulated deficit	(42,799,783)	(40,126,759)
Total Stockholders’ Deficit	(11,596,918)	(11,550,896)

Total Liabilities and Stockholders’ Deficit	$1,390,681	$884,115

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Revenue	$–	$–	$–	$–
Total revenue	–	–	–	–
Cost of revenue:	–	–		–
Gross margin	–	–	–	–
Operating expenses:
Research and development expense	232,359	214,055	959,070	393,364
Selling, general and administrative expense	472,673	456,244	1,176,483	746,321
Total operating expenses	705,032	670,299	2,135,553	1,139,685
Loss from operations	(705,032)	(670,299)	(2,135,553)	(1,139,685)
Other income (expense):
Interest expense	(206,568)	(336,053)	(537,471)	(592,216)
Gain on settlement of liabilities	–	134,139	–	134,139
Total other expense	(206,568)	(201,914)	(537,471)	(458,077)
Net loss	$(911,600)	$(872,213)	(2,673,024)	(1,597,762)

Basic and diluted loss per share	$(0.20)	$(0.21)	(0.61)	(0.39)

Weighted-average common shares outstanding, basic and diluted	4,610,149	4,104,785	4,384,905	4,096,618

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2022		2021
Cash flows from operating activities:
Net loss		$(2,673,024)	$(1,597,762)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization		22,622	30,749
Stock-based compensation - share issuance and options/warrants		801,420	194,976
Amortization of loan discount		126,593	200,286
Gain on settlement of liabilities		–	(134,139)
Change in assets and liabilities:
Prepaid expenses		–	5,427
Accounts payable		15,395	(32,524)
Accrued liabilities		410,600	361,506
Net cash flows used in operating activities		(1,296,394)	(971,481)

Cash flows from investing activities:
Purchase of property and equipment		(3,904)	(2,137)
Net cash flows used in investing activities		(3,904)	(2,137)

Cash flows from financing activities:
Payment for placement of convertible notes payable		–	(259,086)
Payment on convertible notes payable		–	(864,284)
Proceeds from exercise of warrants		1,825,582	36,000
Proceeds from convertible notes payable		–	3,448,779
Net cash flows provided by financing activities		1,825,582	2,361,409

Net increase in cash		525,284	1,387,791
Cash at beginning of period		745,003	185,126
Cash at end of period		$1,270,287	$1,572,917
Supplemental disclosure of cash flow information:
Cash paid for interest		$–	$30,504
Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrants where funds yet received		$162,500	$–
Common stock issued for cashless exercise of warrants		$52	$–
Conversion of debt to equity	$		$87,085
Non-cash partial settlement of research and development liability		$–	$50,000
Transfer of accrued interest to convertible notes payable		$–	$100,181
Transfer of short term loans payable to convertible note payabe		$–	$43,931
Discount recorded on convertible debt issuance		$–	$292,401

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-	Subscription	Accumulated	Total Stock holders’
	Shares	Amount	in Capital	Receivable	Deficit	Deficit

Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$–	$(36,511,730)	$(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	–	–	36,000
Warrants issued to convertible debt placement agent	–	–	49,871	–	–	49,871
Stock-based compensation	–	–	50,803	–	–	50,803
Net loss	–	–	–	–	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	4,095	27,799,171	–	(37,237,279)	(9,434,013)
Conversion of notes payable to commom stock	27,214	27	87,058	–	–	87,085
Warrants issued to convertible debt placement agent	–	–	5,420	–	–	5,420
Stock-based compensation	–	–	144,173	–	–	144,173
Net loss	–	–	–	–	(872,213)	(872,213)
Balance, June 30, 2021	4,122,130	$4,122	$28,035,822	$–	$(38,109,492)	$(10,069,548)

Balance, December 31, 2021	4,122,130	$4,122	$28,571,741	$–	$(40,126,759)	$(11,550,896)
Exercise of warrants for cash	253,601	254	1,318,468	–	–	1,318,722
Cashless exercise of warrants	52,174	52	(52)	–	–	–
Exercise of warrants for acquired research and development	19,414	20	113,730	–	–	113,750
Additional shares of common stock issued to warrant holders	27,671	28	254,546	–	–	254,574
Exercise of warrants for subscription receivable	128,890	127	670,107	(670,234)	–	–
Issuance of common stock acquired research and development	6,436	6	59,205	–	–	59,211
Stock-based compensation - options	–	–	182,863	–	–	182,863
Net loss	–	–	–	–	(1,761,424)	(1,761,424)
Balance, March 31, 2022	4,610,316	4,609	31,170,608	(670,234)	(41,888,183)	(11,383,200)
Funds received for subscription receivable	–	–	–	506,860	–	506,860
Return of shares for settlement of subscription receivable	(167)	–	(874)	874	–	–
Stock-based compensation - options	–	–	191,022	–	–	191,022
Net loss	–	–	–	–	(911,600)	(911,600)
Balance, June 30, 2022	4,610,149	4,609	31,360,756	(162,500)	(42,799,783)	(11,596,918)

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results to be expected for the year ending December 31, 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) clearance, the Company will not achieve its planned level of operations in the United States. New European medical device regulations known as the European Medical Device Regulation ((EU) 2017/745) or MDR has created challenges in obtaining and maintaining European medical device approval “CE Mark.” The Company’s prior CE certificates are no longer valid and the Company must re-certify to the new MDR regulation to be approved for sale in Europe. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying condensed financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company successfully obtaining additional funding, developing products that can be sold profitably, and generating cash through operating activities. Management’s plans include issuing equity or debt securities to fund capital requirements and developing ongoing operations.

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of June 30, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	June 30,
	2022	2021
Warrants to purchase shares	299,761	1,315,010
Stock options	811,388	736,894
Convertible notes	3,254,476	3,044,570
	4,365,625	5,096,474

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

Leases – In February 2016, the FASB issued ASU No. 2016-02 (ASC 842): Leases. ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company formally adopted ASC 842 on January 1, 2022. The Company will use the modified retrospective basis. The Company entered into a three-year lease agreement in May 2019 which expired in April 2022. The Company has yet to renegotiate a new long term lease agreement. The Company currently pays rent month to month.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Accrued interest	$2,125,324	$1,714,446
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	43,252	43,530
Accrued liabilities	$2,186,449	$1,775,849

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

Convertible notes payable are summarized as follows:

	June 30,	December 31,
	2022	2021

Convertible notes payable; unsecured at 8% due September 2023 (includes related part amount of $439,000)	$10,457,022	$10,457,022

Unamortized discount and loan costs (includes related party amounts of $ - and $4,313, respectively)	–	(126,593)

Convertible notes payable, net	$10,457,022	$10,330,429

Less: current portion, net	–	(10,330,429)

Convertible notes payable - long term, net	$10,457,022	$–

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

As part of an agreement for their service during the six months ended June 30, 2022 current Board members and advisors accepted the issuance of 39,600 options at an exercise price of $9.20 per option. These options vested upon issuance. The fair value of these options was $8.19 per option or $324,324 and was expensed upon grant. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

2022

Expected life	4.4 years
Stock price	$9.20
Exercise price	$9.20
Expected volatility	143% to 161%
Weighted average volatility	157%
Expected dividends	n/a
Risk-free interest rate	2.70%

A summary of option activity for the six months ended June 30, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2021	771,788	$5.39	6.8 years
Issued	39,600	$9.20
Exercised	–	$–
Forfeited/Expired	–	$–
Outstanding at June 30, 2022	811,388	$5.58	6.9 years	$2,936,971
Vested at June 30, 2022	753,130	$5.67	6.7 years	$2,655,694

The Company recorded an expense of $191,022 and $144,173 for the three months ended June 30, 2022 and 2021 and $373,885 and $194,976 for the six months ended June 30, 2022 and 2021 related to the amortization of options issued under the plan. The remaining unrecognized expense of $248,812 will be recognized through June 2025.

Total stock-based compensation expense from options, warrants (Note 5) and common stock issuances (Note 5 and Note 6) have been included in the statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Research and development expense	$4,991	$32,176	$182,943	$35,289
Selling, general and administrative expense	186,031	111,997	618,477	159,687

Total share-based compensation	$191,022	$144,173	$801,420	$194,976

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Common Stock Warrants

During the six months ended June 30, 2022, warrant holders exercised 521,907 warrants as follows:

-	253,601 warrants were exercised for $1,318,722 in cash proceeds.

-	19,414 warrants were exercised as partial settlement ($113,750) related to the Company’s acquisition of research and development.

-	128,890 warrants with a value of $670,234 have signed exercise agreements, the shares have been issued but the cash proceeds were not initially received. During the 2nd quarter the Company received $506,860 related to these agreements and 167 shares with a value of $874 were returned. The remaining $162,500 is still receivable on June 30, 2022.

-	120,000 warrants with exercise prices of $5.20 were exercised cashless based on the fair value of common stock of $9.20, resulting in 52,174 common shares being issued. Also, for professional services rendered by these warrant holders an additional 27,671 shares valued at $254,574 ($9.20 per share) were issued.

A summary of warrant activity for the six months ended June 30, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years
Issued	–	$–
Exercised	(521,906)	$5.21
Expired/Forfeited	(523,318)	$5.22
Outstanding/Exercisable at June 30, 2022	299,761	$5.16	4.8 years	$1,282,436

Note 6 – Stockholders’ Equity

Biomeridian License Purchase (OT Acceptance)

On March 3, 2022, the Company acquired from OT Acceptance, LLC (“OT Acceptance”) certain intellectual property formerly licensed to the Company by OT Acceptance. As a result of this acquisition, the Company now owns, rather than having license rights, to all of the intellectual property used by it with respect to early cancer detection. The aggregate consideration paid by the Company to OT Acceptance under the Agreement was $134,211, which was paid $75,000 in cash and the issuance of 6,436 shares of the Company’s common stock at $9.20 per share. The Company considers the acquisition of intellectual property as research and development and expensed the acquisition as research and development.

Vine Medical Asset Purchase

On March 30, 2022 the Company acquired from Vine Medical LLC (“Vine”) certain intellectual property and designs that are expected to accelerate IONIQ Sciences’ product development efforts. The aggregate consideration paid by the Company to Vine Medical LLC under the Agreement was $313,750, which was $200,000 in cash and the seller’s exercise of 19,414 previously issued warrants, in the amount of $113,750 which represents forgone cash proceeds that would have otherwise been received. The Company considers the acquisition of intellectual property as research and development and expensed upon issuance.

Common Shares Issued to Warrant Holders

On March 31, 2022 the Company issued 27,671 common shares valued at $254,574 for professional services rendered by certain warrant holders (see Note 5).

Note 7 – Subsequent Events

In July 2022, the Board’s approved the issuance of 64,816 options to employees of the Company at an exercise price of $9.20 per option. These options vest quarterly over four years.

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

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our IONIQ ProLung Test.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our IONIQ ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our IONIQ ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the IONIQ ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the IONIQ ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting.

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	IONIQ Sciences clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the IONIQ ProLung Test under a different name in the EU to avoid the risk of trademark infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	There is no guarantee that FDA clearance will lead to the IONIQ ProLung Test being approved by payors for reimbursement.

●	Our IONIQ ProLung Test may produce false positive and false negative results.

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

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Revenues and Cost of Revenue. During the three months ended June 30, 2022 and June 30, 2021 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended June 30, 2022 was $705,032 compared to the total operating expenses for the three months ended June 30, 2021 of $670,299 representing an increase of $34,733. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense relates to increased costs due to inflation and increasing overall business efforts.

Research and Development Expense. Research and development expense for the three months ended June 30, 2022, was $232,359, compared to research and development expense of $214,055 for the three months ended June 30, 2021; representing an increase of $18,304. This marginal increase was due to increased costs due to inflation and increased efforts on developing uses for the ProLung Test, offset by a decrease in stock-based compensation.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2022 was $472,673 compared to selling, general and administrative of $456,244 for the three months ended March 31, 2021; representing an increase of $16,429. This increase was primarily due to increased travel costs and increased costs due to inflation.

Other Expense. Other expense for the three months ended June 30, 2022 was $206,568 as compared to $201,914 for the three months ended June, 2021 representing an increase of $4,654. This increase was due to a one-time gain on settlement of debt recorded last year that offset interest expense. Interest expense decreased by $129,485 during the three months ended June 30, 2022 compared to the previous three-month period. All loan costs were amortized in the first quarter of 2022 which is the sole reason for the current quarter decrease.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Revenues and Cost of Revenue. During the six months ended June 30, 2022 and 2021 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the six months ended June 30, 2022 was $2,135,553 compared to $1,139,685 for the six months ended June 30, 2021 an increase of $995,868. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. The overall increase in operating expense is primarily due to increased equity issuances for purchased research and development and expense recorded for additional shares issued to warrant holders. Also, the value of our common stock increased which made the value of options issued worth more than previously-issued equity instruments.

Research and Development Expense. Research and development expense for the six months ended June 30, 2022, was $959,070, compared to research and development expense of $393,364 for the six months ended June 30, 2021; representing an increase of $565,706. This increase was mostly due to research and development expenses from the acquisition of certain intellectual property from two entities paid for in cash and equity instruments.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2022 was $1,176,483 compared to selling, general and administrative of $746,321 for the six months ended June 30, 2021; representing an increase of $430,162. This increase was primarily due to shares issued to warrant holders for additional services. Also, the fair value of the options issued increased substantially due to the increase in value of our common stock when compared to previous issuances.

Other Expense. Other expense for the six months ended June 30, 2022 was $537,471 as compared to $458,077 for the six months ended June 30, 2021 representing an increase of $79,394. This increase was solely related to interest expense. This increase was due to a one-time gain on settlement of debt recorded last year that offset interest expense. Interest expense decreased by $54,745 during the six months ended June 30, 2022 compared to the previous six-month period.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2022 and December 31, 2021:

	June 30.	December 31,
	2022	2021
Cash	$1,270,287	$745,003

Current assets	1,270,287	745,003
Current liabilities	(2,530,577)	(12,435,011)

Working (deficit) capital	$(1,260,290)	$(11,690,008)

We need additional capital to continue our operations. We received $1,825,582 from the exercise of warrants during the six months ended June 30, 2022 and subscription receivables totaling $162,500. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	The cost and availability of capital generally; and
●	The occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ending June 30,
	2022	2021

Operating activities	$(1,296,394)	$(971,481)
Investing activities	(3,904)	(2,137)
Financing activities	1,825,582	2,361,409

Net increase in cash	$525,284	$1,387,791

Operating Activities

For the six months ended June 30, 2022, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $950,635 for stock-based compensation, share issuances, amortization of debt discount and depreciation.

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

Investing Activities

During the six months ended June 30, 2022 and 2021 we purchased equipment totaling $3,904 and $2,137, respectively.

Financing Activities

During the six months ended June 30, 2022, cash flows from financing activities totaled $1,825,582. This was solely due to the exercise of warrants for cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of June 30, 2022 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also had the following unregistered common shares issuances

-	253,602 warrants were exercised for 253,602 unregistered common shares for cash.

-	19,414 warrants were exercised and 6,436 unregistered common shares were issued for the acquisition of research and development.

-	128,891 warrants were exercised for 128,891 unregistered common shares for signed exercise agreements with us awaiting the proceeds.

-	120,000 warrants were exercised in a cashless exercise for 52,174 unregistered common shares. These same warrant holders received an additional 27,671 unregistered common shares.

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

PROLUNG, Inc.

August 15, 2022	By:	/s/ Jared Bauer
Date		Jared Bauer, Chief Executive Officer

