Form 10-Q
period 2022-09-30
PROLUNG INC
filed 2022-11-14
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 001-38362

PROLUNG,INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2022 the issuer had 4,610,149 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$732,676	$745,003
Total Current Assets	732,676	745,003

Property and equipment, net	6,755	21,183
Operating lease right-of-use asset	133,650	-
Intangible assets, net	110,758	117,929
Total Assets	$983,839	$884,115

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$30,197	$13,733
Accrued liabilities	2,400,728	1,775,849
Operating lease liability - current	38,977	-
Payable for research and development - current	315,000	315,000
Convertible notes payable, related party, net - current	439,000	434,687
Convertible notes payable - current, net	10,018,022	9,895,742
Total Current Liabilities	13,241,924	12,435,011
Long-Term Liabilities
Operating lease liability – net of current portion	94,992	-
Total Long-Term Liabilities	94,992	-
Total Liabilities	13,336,916	12,435,011
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,610,149 and 4,122,130 shares issued and outstanding	4,609	4,122
Additional paid-in capital	31,595,058	28,571,741
Subscription receivable	(162,500)	-
Accumulated deficit	(43,790,244)	(40,126,759)
Total Stockholders’ Deficit	(12,353,077)	(11,550,896)
Total Liabilities and Stockholders’ Deficit	$983,839	$884,115

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Cost of revenue:	-	-		-
Gross margin	-	-	-	-
Operating expenses:
Research and development expense	214,733	161,569	1,173,803	554,933
Selling, general and administrative expense	560,889	557,896	1,737,372	1,304,217
Total operating expenses	775,622	719,465	2,911,175	1,859,150
Loss from operations	(775,622)	(719,465)	(2,911,175)	(1,859,150)
Other income (expense):
Interest expense	(214,839)	(338,267)	(752,310)	(930,483)
Gain on settlement of liabilities	-	2,752	-	136,891
Total other expense	(214,839)	(335,515)	(752,310)	(793,592)
Net loss	$(990,461)	$(1,054,980)	(3,663,485)	(2,652,742)

Basic and diluted loss per share	$(0.21)	$(0.26)	(0.82)	(0.65)

Weighted-average common shares outstanding, basic and diluted	4,610,149	4,122,130	4,460,811	4,105,215

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,663,485)	$(2,652,742)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	25,503	46,213
Amortization of right of use asset	3,366	-
Stock-based compensation - share issuance and options/warrants	1,035,722	513,816
Amortization of loan discount	126,593	329,709
Gain on settlement of liabilities	-	(136,891)
Change in assets and liabilities:
Prepaid expenses	-	5,427
Accounts payable	16,464	(74,498)
Accrued liabilities	624,879	570,350
Operating lease liability	(3,047)	-
Net cash flows used in operating activities	(1,834,005)	(1,398,616)

Cash flows from investing activities:
Purchase of property and equipment	(3,904)	(2,137)
Net cash flows used in investing activities	(3,904)	(2,137)

Cash flows from financing activities:
Payment for placement of convertible notes payable	-	(259,086)
Payment on convertible notes payable	-	(864,284)
Proceeds from exercise of warrants	1,825,582	36,000
Proceeds from convertible notes payable - related party	-	-
Proceeds from convertible notes payable	-	3,448,779
Net cash flows provided by financing activities	1,825,582	2,361,409

Net increase (decrease) in cash	(12,327)	960,656
Cash at beginning of period	745,003	185,126
Cash at end of period	$732,676	$1,145,782
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$30,514
Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrants where funds yet received	$162,500	$-
Common stock issued for cashless exercise of warrants	$52	$-
Right of use asset	$137,016	-
Transfer of short term loans payable to convertible note payable	$-	$100,181
Discount recorded on convertible debt issuance	$-	$292,401
Non-cash partial settlement of research and development liability	$-	$50,000
Transfer of accrued interest to convertible notes payable	$-	$43,931
Conversion of debt to equity	$-	$87,085

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2021	4,122,130	$4,122	$28,571,741	$-	$(40,126,759)	$(11,550,896)
Exercise of warrants for cash	253,601	254	1,318,468	-	-	1,318,722
Cashless exercise of warrants	52,174	52	(52)	-	-	-
Exercise of warrants for acquired research and development	19,414	20	113,730	-	-	113,750
Additional shares of common stock issued to warrant holders	27,671	28	254,546	-	-	254,574
Exercise of warrants for subscription receivable	128,890	127	670,107	(670,234)	-	-
Issuance of common stock acquired research and development	6,436	6	59,205	-	-	59,211
Stock-based compensation - options	-	-	182,863	-	-	182,863
Net loss	-	-	-	-	(1,761,424)	(1,761,424)
Balance, March 31, 2022	4,610,316	4,609	31,170,608	(670,234)	(41,888,183)	(11,383,200)
Funds received for subscription receivable	-	-	-	506,860	-	506,860
Return of shares for settlement of subscription receivable	(167)	-	(874)	874	-	-
Stock-based compensation - options	-	-	191,022	-	-	191,022
Net loss	-	-	-	-	(911,600)	(911,600)
Balance, June 30, 2022	4,610,149	4,609	31,360,756	(162,500)	(42,799,783)	(11,596,918)
Stock-based compensation - options	-	-	234,302	-	-	234,302
Net loss	-	-	-	-	(990,461)	(990,461)
Balance, September 30 2022	4,610,149	$4,609	$31,595,058	$(162,500)	$(43,790,244)	$(12,353,077)

Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$-	$(36,511,730)	$(8,845,138)
Exercise of warrants for common stock	10,000	10	35,990	-	-	36,000
Warrants issued to convertible debt placement agent	-	-	49,871	-	-	49,871
Stock-based compensation	-	-	50,803	-	-	50,803
Net loss	-	-	-	-	(725,549)	(725,549)
Balance, March 31, 2021	4,094,916	4,095	27,799,171	-	(37,237,279)	(9,434,013)
Conversion of notes payable to common stock	27,214	27	87,058	-	-	87,085
Warrants issued to convertible debt placement agent	-	-	5,420	-	-	5,420
Stock-based compensation	-	-	144,173	-	-	144,173
Net loss	-	-	-	-	(872,213)	(872,213)
Balance, June 30, 2021	4,122,130	4,122	28,035,822	-	(38,109,492)	(10,069,548)
Stock-based compensation	-	-	318,840	-	-	318,840
Net loss	-	-	-	-	(1,054,980)	(1,054,980)
Balance, September 30 2021	4,122,130	$4,122	$28,354,662	$-	$(39,164,472)	$(10,805,688)

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results to be expected for the year ending December 31, 2022.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of September 30, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	September 30,
	2022	2021
Warrants to purchase shares	299,761	1,344,985
Stock options	897,038	747,988
Convertible notes	3,309,257	3,097,478

	4,516,056	5,190,451

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

Leases – In February 2016, the FASB issued ASU No. 2016-02 (ASC 842): Leases. ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company formally adopted ASC 842 on January 1, 2022. The Company will use the modified retrospective basis. On September 1, 2022 the Company entered into a three-year lease agreement related to their office space. See the accompany balance sheet, statement of operations, statement of cash flows and Note 7 for the effect ASC 842 had on entering into this lease agreement.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accrued interest	$2,340,163	$1,714,446
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	42,692	43,530

Accrued liabilities	$2,400,728	$1,775,849

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

	September 30,	December 31,
	2022	2021
Convertible notes payable; unsecured at 8% due September 2023 (includes related party amount of $439,000)	$10,457,022	$10,457,022

Unamortized discount and loan costs (includes related party amounts of $ - and $4,313, respectively)	-	(126,593)

Notes payable, net	$10,457,022	$10,330,429

Less: current portion, net	(10,457,022)	(10,330,429)

Convertible notes payable - long term, net	$-	$-

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

As part of an agreement for their service during the nine months ended September 30, 2022 current Board members and advisors accepted the issuance of 60,435 options at an exercise price of $9.20 per option. These options vested upon issuance. The fair value of these options was $8.23 per option or $497,518 and was expensed upon grant.

In July 2022, the Board’s approved the issuance of 64,816 options to employees of the Company at an exercise price of $9.20 per option. These options vest quarterly over four years. The fair value of these options was $8.96 per option or $580,447 and will be expensed over the relative vesting period.

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

Expected life	5.8 years
Exercise price	$9.20
Expected volatility	144% to 164%
Weighted average volatility	160%
Expected dividends	n/a
Risk-free interest rate	2.37% to 4.24%

A summary of option activity for the nine months ended September 30, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2021	771,788	$5.39	6.8 years
Issued	125,251	$9.20
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding at September 30, 2022	897,039	$5.93	6.4 years	$2,936,971
Vested at September 30, 2022	784,295	$5.77	6.4 years	$2,690,887

The Company recorded an expense of $234,302 and $126,679 for the three months ended September 30, 2022 and 2021 and $608,187 and $321,647 for the nine months ended September 30, 2022 and 2021 related to the amortization of options issued under the plan. The remaining unrecognized expense of $768,184 will be recognized through June 2026.

Total stock-based compensation expense from options, warrants (Note 5) and common stock issuances (Note 5 and Note 6) have been included in the statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Research and development expense	$10,545	$4,999	$193,488	$40,288
Selling, general and administrative expense	223,757	313,841	842,234	473,528

Total share-based compensation	$234,302	$318,840	$1,035,722	$513,816

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Common Stock Warrants

During the nine months ended September 30, 2022, warrant holders exercised 521,907 warrants as follows:

●	253,601 warrants were exercised for $1,318,722 in cash proceeds.

●	19,414 warrants were exercised as partial settlement ($113,750) related to the Company’s acquisition of research and development.

●	128,890 warrants with a value of $670,234 have signed exercise agreements, the shares have been issued but the cash proceeds were not initially received. During the 2nd quarter the Company received $506,860 related to these agreements and 167 shares with a value of $874 were returned. The remaining $162,500 is still receivable on September 30, 2022.

●	120,000 warrants with exercise prices of $5.20 were exercised cashless based on the fair value of common stock of $9.20, resulting in 52,174 common shares being issued. Also, for professional services rendered by these warrant holders an additional 27,671 shares valued at $254,574 ($9.20 per share) were issued.

A summary of warrant activity for the nine months ended September 30, 2022 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years
Issued	-	$-
Exercised	(521,906)	$5.22
Expired/Forfeited	(523,318)	$5.20

Outstanding/Exercisable at September 30, 2022	299,761	$5.16	5.2 years	$1,282,436

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Common Shares Issued to Warrant Holders

On March 31, 2022 the Company issued 27,671 common shares valued at $254,574 for professional services rendered by certain warrant holders (see Note 5).

NOTE 7 – RIGHT OF USE ASSETS AND LIABILITIES

In September 2022, the Company renegotiated their office space lease from a month-to-month lease to a long-term operating lease agreement. The lease agreement is for 36 months requires monthly payments as follows:

On January 1, 2022, the Company adopted Topic 842, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company determined that the fair value of the lease asset and liability at the inception of the leases was $137,016 using a discount rate of 8%.

Beginning Date		Ending Date	Payment
September 2022	-	August 2023	$3,960
September 2023	-	August 2024	$4,356
September 2024	-	August 2025	$4,487

During the nine-months ended September 30, 2022, the Company made payments resulting in a $3,047 reduction in the lease liability. As of September 30, 2022, the lease liability amounted to $133,969. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The right-of-use asset on September 30, 2022 was $133,650, net of amortization of $3,366. The remaining term of the lease is 35 months on September 30, 2022.

The lease expense related to this lease for the three month and nine months ended September 30 2022 and 2021, which includes the portion under a month-to-month agreement, are as follows:

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2022	2021	2022	2021
$7,753	$10,800	$29,353	$32,400

Maturities of the Company’s lease liability is as follows:

Year Ending December 31,

2022 (three months)	$11,880
2023	49,500
2024	52,796
2025	35,896
Less: Imputed interest/ present value discount	(16,103)
$133,969

The above liability is presented on the accompanying balance sheet as follows:

Lease liability - current	$38,977
Lease liability - long-term	$94,992

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

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and law.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	There is no guarantee that FDA clearance will lead to the IONIQ ProLung Test being approved by payors for reimbursement.

●	Our IONIQ ProLung Test may produce false positive and false negative results. In addition, please review the other, and more detailed, risk factors discussed in our 2021 Form 10-K.

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

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Revenues and Cost of Revenue. During the three months ended September 30, 2022 and September 30, 2021 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended September 30, 2022 was $775,622 compared to the total operating expenses for the three months ended September 30, 2021 of $719,465 representing an increase of $56,157. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall increase in operating expense relates to increased costs due to inflation and increasing overall business efforts.

Research and Development Expense. Research and development expense for the three months ended September 30, 2022, was $214,733 compared to research and development expense of $161,569 for the three months ended September 30, 2021; representing an increase of $53,164. This increase was due to increased costs due to inflation and increased efforts on developing and finalizing uses for the ProLung Test.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2022 was $560,889 compared to selling, general and administrative of $557,896 for the three months ended September 30, 2021; representing an increase of $2,993. This increase was primarily due to increased professional fees offset by a decrease in stock based compensation.

Other Expense. Other expense for the three months ended September 30, 2022 was $214,839 as compared to $335,515 for the three months ended September 30, 2021 representing a decrease of $120,676. Interest expense decreased by $123,428 during the three months ended September 30, 2022 compared to the previous three-month period. This decrease is due to previous year amortization of additional loan costs.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Revenues and Cost of Revenue. During the nine months ended September 30, 2022 and 2021 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the nine months ended September 30, 2022 was $2,911,175 compared to $1,859,150 for the nine months ended September 30, 2021 an increase of $1,052,025. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications. The overall increase in operating expense is primarily due to increased equity issuances for purchased research and development and expense recorded for additional shares issued to warrant holders. Also, the value of our common stock increased which made the value of options issued worth more than previously-issued equity instruments.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2022, was $1,173,803, compared to research and development expense of $554,933 for the nine months ended September 30, 2021; representing an increase of $618,870. This increase was mostly due to research and development expenses from the acquisition of certain intellectual property from two entities paid for in cash and equity instruments.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2022 was $1,737,372 compared to selling, general and administrative of $1,304,217 for the nine months ended September 30, 2021; representing an increase of $433,155. This increase was primarily due to shares issued to warrant holders for additional services. Also, the fair value of the options issued increased substantially due to the increase in value of our common stock when compared to previous issuances.

Other Expense. Other expense for the nine months ended September 30, 2022 was $752,310 as compared to $793,592 for the nine months ended September 30, 2021 representing a decrease of $41,282. This decrease was solely a combination due to a one-time gain on settlement of debt recorded last year offset by a decrease in interest expense. Interest expense decreased by $178,173 during the nine months ended September 30, 2022 compared to the previous nine-month period.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2022 and December 31, 2021:

	September	December 31,
	2022	2021

Cash	$732,676	$745,003

Current assets	732,676	745,003
Current liabilities	(13,241,924)	(12,435,011)

Working capital (deficit)	$(12,509,248)	$(11,690,008)

We need additional capital to continue our operations. We received $1,825,582 from the exercise of warrants during the nine months ended September 30, 2022 and subscription receivables totaling $162,500. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance;
●	Our financial results;
●	The cost and availability of capital generally; and
●	The occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ending September 30,
	2022	2021

Operating activities	$(1,834,005)	$(1,398,616)
Investing activities	(3,904)	(2,137)
Financing activities	1,825,582	2,361,409

Net increase (decrease) in cash	$(12,327)	$960,656

Operating Activities

For the nine months ended September 30, 2022, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,188,137 for stock-based compensation, share issuances, amortization of debt discount and depreciation.

For the nine months ended September 30, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $752,847 for stock-based compensation, amortization of debt discount, a gain on settlement of R&D, and depreciation. We also had a large increase in our accrued interest due to increased debt levels offset by a decrease in accounts payable due to payment and settlement.

Investing Activities

During the nine months ended September 30, 2022 and 2021 we purchased equipment totaling $3,904 and $2,137, respectively.

Financing Activities

During the nine months ended September 30, 2022, cash flows from financing activities totaled $1,825,582. This was solely due to the exercise of warrants for cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of September 30, 2022 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also had the following unregistered common shares issuances:

●	253,601 warrants were exercised for $1,318,722 in cash proceeds.
●	19,414 warrants were exercised as partial settlement ($113,750) related to the Company’s acquisition of research and development.
●	128,890 warrants with a value of $670,234 have signed exercise agreements, the shares have been issued but the cash proceeds were not initially received. During the 2nd quarter the Company received $506,860 related to these agreements and 167 shares with a value of $874 were returned. The remaining $162,500 is still receivable on September 30, 2022.
●	120,000 warrants with exercise prices of $5.20 were exercised cashless based on the fair value of common stock of $9.20, resulting in 52,174 common shares being issued. Also, for professional services rendered by these warrant holders an additional 27,671 shares valued at $254,574 ($9.20 per share) were issued.

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

PROLUNG, Inc.

November 14, 2022	By:	/s/ Jared Bauer

