Form 10-K
period 2022-12-31
PROLUNG INC
filed 2023-04-17
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2022, was approximately $41,407,811 based upon 4,500,849 shares held by non-affiliates and an assumed fair market value of $9.20 per share. The Registrant’s common stock does not trade on an established market; accordingly, fair market value is estimated based upon the most recent valuation of the Registrant. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 17, 2023 the Registrant had 4,591,399 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

ii

PART I

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. Purchasers of any of the shares of common stock of ProLung, Inc. are cautioned that our actual results will differ (and may differ significantly) from the results discussed in the forward-looking statements. The reader is also encouraged to review other filings made by us with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results.

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

Item 1. Business

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection of multiple cancers that may expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. We have active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing our proprietary digital platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. We submitted our de novo application to the U.S. FDA in February 2022 and we received a substantive review from the FDA outlining additional information that is required for US regulatory clearance. These items include questions and requests related to biocompatibility testing, clinical data, Indications for Use and labeling, cybersecurity documentation, electrical safety, special controls, human factors and usability, performance testing, risk analysis, software, sterility and shelf life. We remain fully-committed to gaining U.S. FDA regulatory de novo clearance and continue to collaborate with the US FDA so that we can satisfy their requests and subsequently commercialize the IONIQ ProLung Test for lung cancer.

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

The IONIQ ProLung Test is designed to enable the practitioner to promptly assess the risk of malignancy in patients with lung nodules. The IONIQ ProLung Test utilizes bioimpedance technology or Electrical Impedance Analytics (EIA). Our Bioimpedance technology involves a sequential scanning process that measures significant differences in electrical conductance between patients with cancerous and benign tissue. We plan to introduce the IONIQ ProLung Test to the market as a standard predictive analytic test, without the need for transmission of a physical sample or specimen to a lab for analysis.

The IONIQ ProLung Test acquires bioimpedance measurement data by means of a patented probe and disposable diaphoretic or EKG-type electrodes placed on the patient’s back and arms. The IONIQ ProLung Test registers and evaluates measurement data derived from numerous pathways through the chest and is processed by a predictive analytic algorithm. The results are summarized in a report that can be used by the physician, in concert with other risk factors such as nodule size, family history, smoking history and gender, to evaluate patients with nodules. The IONIQ ProLung Test requires minimal preparation and can be completed in about 20 minutes. Most importantly, it guides or informs the physician’s decision making without the time consuming and expensive watchful waiting period. We believe the IONIQ ProLung Test provides considerable cost savings when compared with today’s status quo of patients undergoing repeated CT imaging studies and potentially unnecessary surgery.

ProLung dba IONIQ Sciences owns the intellectual property and established the clinical research plan for the IONIQ ProLung Test. Beginning in 2005, we embarked on clinical research which revealed the potential of our technology. In 2011, our research demonstrated the utility of the IONIQ ProLung Test in lung cancer patients. To date, more than 1,400 subjects have been tested using the IONIQ ProLung Test at IONIQ’s headquarters and in major cancer centers. If our de novo U.S. FDA clearance is granted, of which there can be no assurance, we plan to transition the hospitals that participated in our clinical trials to commercial placements of the IONIQ ProLung Test System and consumable IONIQ ProLung Test kit.

In the US, the push for early detection of lung cancer was greatly accelerated in 2013 and again most recently in 2020. Recognizing the dismal rate of lung cancer survival in the US, and the potential value of early detection, U.S. guidelines were established for lung cancer CT screening. The guidelines provided for CT screening for lung cancer in asymptomatic adults aged 50 to 80 who have a 20 pack-year history of smoking and who currently smoke or have quit smoking in the past 15 years. This demographic group addresses a substantial portion of individuals of high risk of lung cancer. In 2020, the guidelines were expanded effectively doubling the population covered. The US health care industry has generally recognized the need for technologies that will provide for earlier detection of cancers at a lower cost. Genetic biomarkers, protein panels, and breath analysis, among others, are in various stages of development. The IONIQ ProLung Test is the first bioimpedance technology that has been developed for the risk stratification of lung cancer. In February 2015, the US Centers for Medicare & Medicaid Services (CMS) announced its coverage of lung cancer screening by CT. This newly reimbursed screening procedure increased the number of individuals with suspicious lung nodules who may be candidates for the IONIQ ProLung Test.

With the arrival of lung cancer screening recommendations, the large U.S. market and government-backed reimbursement represent near term opportunities to accelerate diagnosis and treatment of lung cancer while reducing invasive biopsies and costs. We made U.S. clearance and recognition of the IONIQ ProLung Test a major priority, targeting lung cancer risk stratification and reducing time to treatment. The IONIQ ProLung Test has been designated a Breakthrough Medical Device by the U.S. FDA in February 2020 based on the clinical trial results from PLW-216 and the ability of the device to detect lung cancer in small lung nodules. We intend to seek government-backed reimbursement after FDA clearance. We are also interested in improving the cost of diagnosis and treatment with capitated providers. We believe the IONIQ ProLung Test can be offered at a fraction of the cost of current standard of care, which is repeat periodic imaging studies.

We have developed the quality management system, as well as supply chain and the ability to fully manufacture the entire IONIQ System in our own Salt Lake City facility. We have received ISO 13485 and other clearances and made certain refinements to the intellectual property that will further our capabilities, especially the development of the underlying predictive analytic algorithm and refinements to various software and physical components. We have repeatedly expanded our intellectual property (IP) portfolio, completed the development of the IONIQ ProLung Test and manufacturing of the IONIQ System and embarked upon clinical trials to provide validation to the medical community.

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

Company Overview

The Company was incorporated on November 11, 2004, as a Delaware corporation under the name of Hilltop Group Technologies Corp. In November 2006, the Company began operations and changed its name to Fresh Medical Laboratories, Inc., and in April 2017, the Company changed its name to ProLung, Inc. In May 2020, the Company filed a dba for IONIQ Sciences.

On November 15, 2006, the Company entered into an exclusive license agreement with BioMeridian Corporation (“BMC”). The license agreement allowed the Company to include the use of certain BMC technologies in the development of a medical device. In March 2022, we bought out the license and now own all of the previously licensed intellectual property.

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

Until recently, asymptomatic lung cancer was detected only incidentally when looking for something else. Currently, a lung cancer screen now reimbursed by Medicare, is performed by low-dose computed tomography (LDCT). This has led to a dramatic increase in number of individuals with lung nodules detected, which is intensifying the need for a risk stratification test such as the IONIQ ProLung Test.

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

U.S. Market

Americans at high risk:

Region	Population (in millions)	At high risk (in millions)	Market Channel
United States	330	94	Direct & Indirect

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

European Market

IONIQ Sciences plans to pursue a CE mark in conjunction with US marketing clearance in the European Union and European Free Trade Association Countries, which represents approximately 513 million individuals and 28-member states. Europe has some of the highest smoking prevalence of any region in the world which has led to a high incidence of lung cancer. In 2012, the World Health Organization estimated that 268,000 individuals died from lung cancer and that more than 313,000 cases were diagnosed in the European Union.

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

China Market

IONIQ Sciences plans to enter the China market through its licensee (ProLung China). According to the World Health Organization, the number of smokers in China is steadily growing and increasing at higher rates than any other world region. One in three of the world’s cigarettes is smoked in China. The average Chinese smoker consumes 22 cigarettes per day. This is nearly a 50% increase from 1980. Overall, more cigarettes are smoked in China than in the next top 29 cigarette-consuming countries combined. Lung cancer is epidemic in China with 653,000 cases in 2012 and an estimated 597,000 deaths.

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

The timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. We believe the speed with which we can develop products, complete clinical trials and clearance processes, and supply commercial quantities to market are important competitive factors. We expect that competition among products approved for sale will be based on various factors including product efficacy, safety, reliability, availability, price, reimbursement, and patent position. We believe that our IONIQ ProLung Test is superior or equivalent to existing alternatives in these areas, other than availability (in the US due to lack of FDA clearance) and reimbursement.

Business

IONIQ ProLung Test

The IONIQ ProLung Test is comprised of the following two components:

●	IONIQ System - Each system, which will be sold to the customer, consists of the probe, scanner, tower, monitor, and keyboard which are all medical grade components available for sale in multiple languages. The pricing of the IONIQ System may vary upon the volume of the IONIQ ProLung Test Kits that a customer buys. We refer to the IONIQ System internally as capital equipment or the ‘razor handle’ in the ubiquitous ‘razor/razor blade’ sales analogy.

●	IONIQ ProLung Test Kit – IONIQ ProLung Test Kit sales should provide near term and continual cash flow. Each single-use, disposable, IONIQ ProLung Test Kit is sold in a nonsterile envelope that displays a unique identifier code that is required for access to a IONIQ ProLung Test Report, together with all the components necessary to assure precision test performance, patient comfort and hygiene. Each IONIQ ProLung Test Kit includes six diaphoretic electrodes, one probe tip and one moistening sponge. Initially, ProLung plans to sell the IONIQ ProLung Test Kit for approximately $400 each, available in boxes of 10 and 40. We refer to the IONIQ ProLung Test internally as the disposable component or the razor blade in the ubiquitous razor/razor blade sales analogy.

IONIQ Sciences’ novel Electrical Impedance Analytics (EIA) or bioimpedance technology simultaneously considers data from multiple measurement pathways and utilizes a patented predictive analytic algorithm to combine the individual measurements into a weighted average composite score that indicates an increased or decreased risk of malignancy in the individual in which the nodule has been detected. No images are generated by the IONIQ ProLung Test and extensive training is not required to interpret the composite score.

If required regulatory clearances are received, the IONIQ ProLung Test will be introduced to the market as a standard predictive analytic test without the need for transmission of a physical sample or specimen. Instead, the IONIQ ProLung Test acquires bioimpedance measurement data by means of a patented probe and disposable diaphoretic electrodes placed on the back and hands. The data containing precision measurements is processed by a patented predictive analytic algorithm and a report is generated that may be used by the physician in addition to other risk factors, such as nodule size, family history, smoking history, and gender to evaluate patients with suspicious lesions identified by CT scan. The IONIQ ProLung Test is non-invasive, rapid and non-radiating. It requires minimal patient preparation and can be completed in about 20 minutes.

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

Research and Clinical Trial Results

Our IONIQ ProLung Test has been evaluated in seven clinical trials at 25 clinical sites with 1,400 subjects. We made modifications to the IONIQ ProLung Test throughout the research process and will continue to attempt to improve its performance. A description of each clinical trial is below:

Proof of Principle — McHenry, IL (2005)

●	Description. A blinded single-site study of 36 subjects was designed to detect differences in bioelectrical impedance measurements between biopsy-confirmed lung cancer subjects and age- and gender-matched control subjects. The trial was configured as a sequential design consisting of three individual cohorts. Following the completion of each cohort, the data was evaluated for the presence of a predictive model which would discriminate between the lung cancer patients and control subjects.

●	Results. The First Cohort of 12 subjects could not be utilized for statistical analysis because of an incorrectly calibrated device. An algorithm or predictive model was derived in the Second Cohort of 14 patients which fully discriminated between lung cancer patients and healthy volunteers.

●	Subsequent analysis of the Third Cohort offered potentially confounding results, but ProLung felt the hypothesis of feasibility of the device had been successfully demonstrated and that sufficient evidence of feasibility existed to proceed with further research.

Reliability and Repeatability — Salt Lake City, UT (2006)

●	Description. A single-site study to evaluate the variability of the IONIQ ProLung Test in 22 healthy volunteers.

●	Results. Measurement variables evaluated were the maximum and minimum conductance. The maximum and minimum conductance values obtained from one operator making repeated measurements with the same device on volunteer subjects over two days of testing were comparable, with slightly lower standard deviations for maximum conductance readings and extremely high reliability indices for both measures. For both data sets, the same measurement points were found to have minimal variability (and maximal reliability) indices. The Electro Pulmonary Nodule Scan showed a reliability index of 0.99 and a correlation between device replicates of 0.98.

Algorithm Development Study a.k.a. FML-204 — Baltimore, MD (2012)

●	Description. This single arm, single site algorithm finding and internal validation trial was designed to derive an algorithm for lung cancer detection in subjects with suspicious lung nodules.

●	Results. Final results included the identification of an algorithm capable of 90% sensitivity (correctly identifying 26 of 29 malignant masses), 92% specificity (correctly identifying 11 of 12 non-malignant masses), and Receiver Operating Characteristic (“ROC”) area (combined sensitivity and specificity) of 90% (correctly identifying 37 of 41 patients overall). Final results were presented in 2011 at the World Conference of the International Association for the Study of Lung Cancer and at the Annual Congress of the European Respiratory Society and were published in the April 2012 edition of the Journal of Thoracic Oncology.

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

Other Research

PL-210 - ProLung Test Measurement Collection Protocols for Label Expansion (Ongoing NCT04134520)

The purpose of this Study is to identify and test different data collection methods to determine which approaches may be useful in evaluation additional cancers to lung cancer (including breast cancer) and improve the ProLung Testing procedure. Once this Study is complete, the Sponsor plans to evaluate these improvements in future follow up cancer validation studies that will assess device accuracy using the new measurement collection methods. Preliminary results showing the feasibility of the IONIQ technology to detect breast cancer have been published in the Institute of Electrical and Electronics Engineers Journal (IEEE) in November of 2021.

Mexico. In 2011, ProLung supported a study with a hospital located in Mexico City. The study was administered by ProLung’s partner who was pursuing a joint venture license for the Mexico territory. The partner eventually abandoned the study. After receiving preliminary test results, ProLung had reason to question the quality of the data being gathered and withdrew its support of the study.

China. We issued a license to an entity conducting research in China in 2013. Their 486 patient Validation Study (PLW-216) using the ProLung technology was completed in 2019. In August 2019, ProLung announced that it amended the ProLung China license. The third addendum supports an expanded full collaboration business relationship wherein Prolung China Co. (“Prolung China”) and subsidiary (ProLung Biotech Wuxi) agree to provide all ProLung Biotech Wuxi Know-How and Improvements and clinical data which are used in Clinical Trials in China (PLW-208 and PLW-216) to ProLung, and other matters.

Italy and Switzerland. Four centers in Italy and one center in Switzerland conducted research with the IONIQ ProLung Test under the direction of local clinicians. Subject enrollment at these sites did not conform to research protocols utilized by ProLung. In addition, this prior research did not include IONIQ’s current measurement method and algorithm improvements. The results of these studies were presented in the World Congress of Thoracic Imaging and American Thoracic Society conferences.

At two other sites, Geneva and Florence, additional physician-sponsored research was conducted. It is not known whether these sites conducted research with the IONIQ ProLung Test that was compliant with Good Clinical Practice or whether these patients conformed with the IONIQ ProLung Test patient selection criteria. However, in June 2017, at the World Congress of Thoracic Imaging the Geneva site posted results indicating Test sensitivity of 66% and a specificity of 66%. The positive predictive value was 94% and negative predictive value was 20%. Geneva researchers concluded the IONIQ ProLung Test could lower the need for invasive biopsies, especially in high-risk patients. The small number of patients (n=27) precludes definitive conclusions.

Similarly, at a center in Florence, Italy, a study looked at 22 subjects undergoing the IONIQ ProLung Test and PET CT scans. They reported a sensitivity of 75% and a specificity of 50%, with a positive predictive value of 94% and a negative predictive value of 17%. Researchers concluded that the high positive predictive value of the IONIQ ProLung Test suggested utility in the evaluation of solitary pulmonary nodules, adding that further research was warranted. This was presented in the form of a poster at the 2017 American Thoracic Society (ATS) Conference.

Intellectual Property

Protecting our intellectual property, exclusively licensed and owned, is essential to the creation of value in our business. We protect our intellectual property through confidentiality and trade secret agreements. We also have filed, and intend to continue to file, patent applications to protect key aspects of our technology.

Key Patents

Our patent protection is focused upon two key elements of the IONIQ ProLung Test:

1.	The proprietary design of the IONIQ ProLung Test probe and related computer algorithm used to prepare its report.
2.	The proprietary design of a group of algorithms or bioconductance profiles derived from our clinical research.

We intend to actively pursue our patent opportunities in the US and abroad. Existing patent applications are set forth below:

IONQ Sciences Company Owned Patent Summary

Title	Country	Type	Filed (6)	Application #	Patent #	Date of Patent
Company Owned Patents
Validating Continual Probe Contact With Tissue During Bioelectric Testing	US	ORD(1)	12/11/2019	16/711,332	11,154,245 B2	10/26/2021
Conductivity Compensation Factor For Assessing Bioelectric Measurements	US	ORD(1)	10/22/2019	16/660,613	11,324,415 B2	11/06/2018
Devices, Systems And Methods For Controlling A Spring Force Exerted On A Sensor For Obtaining Bio-Conductance Readings Using A Linear Actuator	US	ORD(1)	11/28/2018	16/203,437	11,324,414 B2
Multi-tip probe for obtaining bioelectrical measurements	US	ORD(1)	05/21/2018	15985378	11,109,787	9/7/2021
Bioconductive tip	US	ORD(1)	7/16/2018	D/656,793	D879,970
Method for Diagnosing a Malignant Tumor	US (1)	ORD(1)	08/19/2013	13/970496	10,117,596	11/06/2018
	JP	PCT(5)	10/18/2013	2016-536073	6,337,267
	Korea	PCT(5)	03/16/2016	10-2016-7006923	10-2035381
	China	PCT(5)	10/18/2013	201380079729.6	ZL2013800797296
	Canada	PCT(5)	10/18/2013	2921690	2,921,690
Enhanced surface and tip for obtaining Bioelectrical signals	US	ORD (1)	5/5/2014	14/269,248	9,526,432	12/27/2016
Method for diagnosing a disease	US	ORD (1)	10/25/2007	11/978,045	7,603,171	10/13/2009
	US	CON (2)	10/13/2009	12/578,329	8,121,677	2/21/2012

Methods for obtaining quick, repeatable and non-invasive bioelectrical signals in living organisms	US	DIV (3)	11/26/2007	11/944,696	7,536,220	5/19/2019
	US	ORD (1)	7/16/2003	10/621,178	7,542,796
Systems and methods of utilizing electrical readings in the determination of treatment	JP	PCT (5)	1/15/2007	JP2007-522475	4,911,601

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

(5) Patent Cooperation Treaty Agreement

(6) All method patents expire 20 years from the date filed.

(7) All design patents expire 15 years from the date filed.

IONIQ Sciences Patent Applications

Country	Title	Application Number
United States	Probe Having Multiple Tips And An Indicator For Obtaining Bioelectrical Signals	16/597,494
United States	Methods, Systems, And Devices For Determining And Maintaining A Consistent Ground And Ground Saturation Resistance	16/597,667
United States	Maintaining Surface Moisture To Aid In Acquiring A Consistent Ground During Bio-Conductance Testing	17/091,785
United States	Methods, Systems, And Devices For Controlling Temperature In A Bioelectric Measurement System	17/150,964
United States	Methods, Systems, And Devices For Incorporating Vibration Therapy And Vibration Feedback Into A Bioelectric Test Probe	17/163,959
Europe	Method For Diagnosing A Malignant Lung Tumor	2013789409
US	Noninvasive Medical Diagnostics Using Electrical Impedance Metrics And Clinical Predictors	17152707
PCT	Noninvasive Medical Diagnostics Using Electrical Impedance Metrics And Clinical Predictors	PCT/US21/14014
US	Noninvasively Location And Measuring Tissue Based On Real-Time Feedback	17152711
PCT	Noninvasively Location And Measuring Tissue Based On Real-Time Feedback	PCT/US21/114016

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

Alternatively, if a manufacturer believes their device is appropriate for classification into Class I or Class II and has determined, based on currently available information, there is no legally marketed predicate device, they may submit a de novo request without a preceding 510(k) and NSE.

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

Europe

Under the European Union Medical Device Regulation, or EU MDR, medical devices must meet the EU MDR requirements and receive a CE marking certification prior to marketing in the European Union, or EU. CE marking is the uniform labeling system of products designed to facilitate the supervision and control of the EU concerning manufacturers’ compliance with the various regulations and directives of the EU and to clarify the obligations imposed in the various legislative provisions in the EU. Use of a uniform product labeling indicates compliance with all the directives and regulations required for the application of such labeling, and it is effective as a manufacturer’s declaration that the product meets the required criteria and technical specifications of the relevant authorities such as health, safety, and environmental protection. CE marking ensures free trade between the EU and European Free Trade Association countries (Switzerland, Iceland, Liechtenstein, and Norway) and permits the enforcement and customs authorities in European countries not to allow the marketing of similar products that do not bear the CE marking sign. Such certification allows, among other things, marking the products (according to various categories) with the CE marking and their sale and marketing in the EU.

CE marking certification requires a comprehensive quality system program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body, or NB. An NB is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the EU MDR requirements and to grant the CE marking if we, and our product, comply with specified terms. After receiving the CE marking, we must pass a review carried out by the competent NB annually, under which it audits our facilities to verify our compliance with the ISO 13485 quality system standard.

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

China

China’s medical device market, currently in a rapid state of expansion, is overseen by the National Medical Products Administration, or NMPA (formerly the China Food and Drug Administration). The NMPA issues registration certificates required for all medical devices sold in China. The NMPA uses a risk-based system, and its approval process requires mandatory testing for Class II and III devices. Class II devices are moderate-risk devices and Class III devices are high-risk medical devices. Third-party review of devices is currently not allowed in China; only the NMPA is authorized to approve devices. The registration process requires the submission of a registration standard along with device samples for testing. Manufacturers of Class II and Class III medical devices are also required to demonstrate that the device has been approved by the country of origin with documents like a CE certificate, 510(k) letter and PMA approval and compliance with ISO 13485, and they may also be required to submit clinical data in support of their application. In addition to these requirements, all medical device manufacturers must also include product information in Chinese on all packaging and labeling. Manufacturers exporting medical devices to China must appoint several China-based agents to act on their behalf. These include a registration agent to coordinate the NMPA registration process, a legal agent to handle any adverse events reported with a registered device, including a product recall, and an after-sales agent to provide technical service and maintenance support.

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

A summary of the status of our marketing authorizations in the key initial markets we have identified is set forth below:

●	United States. The first planned product utilizing our proprietary digital platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. We submitted our de novo application to the U.S. FDA in February 2022 and we received a substantive review from the FDA outlining additional information that is required for US regulatory clearance. These items include questions and requests related to biocompatibility testing, clinical data, Indications for Use and labeling, cybersecurity documentation, electrical safety, special controls, human factors and usability, performance testing, risk analysis, software, sterility and shelf life. We remain fully committed to gaining U.S. FDA regulatory de novo clearance and continue to collaborate with the US FDA so that we can satisfy their requests and subsequently commercialize the IONIQ ProLung Test for lung cancer.
●

China. The NMPA (previously known as the SFDA) roughly follows the FDA model and is the source of clearance for the marketing and sale of medical devices in China. To be sold in China, medical devices must be registered with Chinese health authorities. In February 2014, the Company’s licensor in China received clearance to manufacture the device from the Beijing government. Additional clearances are required to market and sell the device in this market.

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

Research and Development

The Company spent $1,409,685 and $761,052 on company-sponsored research and development during fiscal years ending December 31, 2022, and 2021, respectively.

Employees

As of April 17, 2023 and December 31, 2022, we had nine employees.

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

RISKS RELATED TO OUR STAGE OF DEVELOPMENT

We are an early stage company with limited revenue and no assurance of earning significant revenue over the long term.

We were organized in 2004 and since that date have experienced significant losses from operations. We are in the process of commercializing our proprietary IONIQ ProLung Test in the US and Europe and seeking marketing clearance for the IONIQ ProLung Test in the United States and expect to incur additional operating losses in the near term. We have generated limited revenue from the sale of our products and services. The amount of losses we will incur, and whether we will become profitable at all, are highly uncertain. Our net loss for the year ended December 31, 2022 was $4,359,401 and for the year ended December 31, 2021 was $3,615,029.

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

As of December 31, 2022, we had outstanding Notes and Loans totaling $10,457,022. Nearly the entire balance of our loan obligations are scheduled to come due at the end of September 2023 as a result of an amendment with our Convertible Note holders undertaken in March 2022. If we default under our loan obligations, and we do not have sufficient cash resources to repay the loan, our creditors would have the ability to force us into bankruptcy. As a result of any bankruptcy proceeding, if cash resources were depleted, it is doubtful that there will be any amount available for distribution to our stockholders.

Risks Related to Our Business and Industry

We are in the early stages of commercialization and our IONIQ ProLung Test may never achieve commercial market acceptance.

Our IONIQ ProLung Test will not be available for sale until clinical development is completed and regulatory authorizations are obtained. We submitted a De Novo Application to the US FDA in June of 2022. The FDA has shared concerns regarding, indications for use, risks of the device, mechanism for action, device usability and repeatability, software testing documentation, cybersecurity, sterility of probe tip, electrical safety testing, biocompatibility, efficacy, PLW-216 Study design and applicability of the PLW-216 study results to the US population. We have ongoing meetings with the FDA to address these significant comments from the FDA many of which have not yet been resolved.

The FDA will likely require additional clinical study work to resolve or negotiate the removal of the remaining issues previously identified by the FDA, as well as address issues to be identified in the future, before clearing the IONIQ ProLung Test for marketing. This may never occur. Moreover, the successful commercialization of our product will require significant, time-consuming and costly sales and marketing efforts. If the commercialization of our IONIQ ProLung Test is unsuccessful or we are unable to market our IONIQ ProLung Test due to market developments, failure to obtain and maintain the regulatory authorizations necessary for our business to be commercially viable, development of alternative diagnostics or otherwise, we will be required to expend significant additional resources on research and development to improve our IONIQ ProLung Test. The development of a new test will be subject to the risks of failure inherent in the creation of any innovative new medical technology. These risks include the possibilities that our test will not be effective or of acceptable quality, will fail to receive necessary regulatory authorizations, will be uneconomical to manufacture or market or does not achieve broad market acceptance, and that third parties market a superior or equivalent product. Even if our test is effective, it may not be accepted by patients or physicians. The failure of our research and development activities to result in any commercially viable products would have a material adverse effect on our business and financial condition.

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

The ability to add to the product suite is subject to the availability of additional funds and certain factors not in our control, such as government policy. We may eventually want to expand the IONIQ ProLung Test to other cancer targets. ProLung has limited clinical data suggesting that the IONIQ ProLung Test is effective in other cancers and the IONIQ ProLung Test may not be effective in other cancers.

The FDA will likely require additional clinical study work to resolve or negotiate the removal of the remaining issues previously identified by the FDA, as well as address issues to be identified in the future, before clearing the IONIQ ProLung Test for marketing. This may never occur. Moreover, the successful commercialization of our product will require significant, time-consuming and costly sales and marketing efforts. If the commercialization of our IONIQ

ProLung Test is unsuccessful or we are unable to market our IONIQ ProLung Test due to market developments, failure to obtain and maintain the regulatory authorizations necessary for our business to be commercially viable, development of alternative diagnostics or otherwise, we will be required to expend significant additional resources on research and development to improve our IONIQ ProLung Test. The development of a new test will be subject to the risks of failure inherent in the creation of any innovative new medical technology. These risks include the possibilities that our test will not be effective or of acceptable quality, will fail to receive necessary regulatory authorizations, will be uneconomical to manufacture or market or does not achieve broad market acceptance, and that third parties market a superior or equivalent product. Even if our test is effective, it may not be accepted by patients or physicians. The failure of our research and development activities to result in any commercially viable products would have a material adverse effect on our business and financial condition.

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

In 2018, we experienced a very public proxy battle for control of the board of directors. In that process, both sides of the proxy battle made numerous allegations of wrongdoing by former officers and directors of ProLung at that time. The allegations have led to expressions of frustration and anger by existing shareholders, certain of which have threatened to file lawsuits against ProLung, its former executives and various current and former directors. Complaints by shareholders and former employees have also led to an investigation being opened by the Utah Division of Securities related to the Company’s and individuals’ activities. If any of the threats, allegations and investigations lead to legal actions against the Company or its current or former officers and directors, we will be significantly limited in our ability to raise capital and will be required to expend management time and financial resources on such legal actions. It is unlikely that we would be able to continue as a going concern following any such legal actions.

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

The commencement or completion of any clinical trials that we conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not give us the authorization required to start a clinical trial;
●	the data and safety monitoring committee or applicable hospital institutional ethics review board recommends that a trial be placed on hold or suspended;
●	fewer patients meet our clinical study criteria and our enrollment rate is lower than we expected;
●	patients do not return for follow-up as expected;
●	clinical trial sites decide not to participate or cease participation in a clinical trial;
●	patients experience adverse side effects or events related to our IONIQ ProLung Test or for unrelated reasons;
●	third-party clinical investigators do not perform our clinical trials on schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	We, our licensees, or other persons engaged on our behalf, fail regulatory inspections of our manufacturing facilities requiring us to undertake corrective action or suspend or terminate our clinical trials;
●	contractual or other disputes with any parties carrying out trials on our behalf;
●	pre-clinical or clinical data are interpreted by third parties in unanticipated ways; or
●	our trial design is considered inadequate to demonstrate safety and/or efficacy of the product.
●	Not receiving 3rd party products required to operate our device due to supply chain

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

The commencement or completion of any clinical trials that we conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not give us the authorization required to start a clinical trial;
●	the data and safety monitoring committee or applicable hospital institutional ethics review board recommends that a trial be placed on hold or suspended;
●	fewer patients meet our clinical study criteria and our enrollment rate is lower than we expected;
●	patients experience adverse side effects or events related to our IONIQ ProLung Test or for unrelated reasons;
●	third-party clinical investigators do not perform our clinical trials on schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	We, our licensees, or other persons engaged on our behalf, fail regulatory inspections of our manufacturing facilities requiring us to undertake corrective action or suspend or terminate our clinical trials;
●	contractual or other disputes with any parties carrying out trials on our behalf;
●	pre-clinical or clinical data are interpreted by third parties in unanticipated ways; or
●	our trial design is considered inadequate to demonstrate safety and/or efficacy of the product.
●	Not receiving 3rd party products required to operate our device due to supply chain

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

We have engaged in the past, and may continue to engage, in related party transactions. Related party transactions present difficult conflicts of interest could result in disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

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

The continuing coronavirus (COVID-19) outbreak or other pandemic could materially adversely affect our financial condition and results of operations.

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

The degree to which COVID-19 or other global pandemics impacts our operations and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

Our PL-208 and PLW-216 clinical studies were designed without input from the FDA. We have received significant comments from the FDA. There can be no assurance that the FDA will approve the design of PL-208 and PLW-216 or any future study, or agree that the results generated in our PL-208 and PLW-216 trial is sufficient for FDA to approve or clear the IONIQ ProLung Test for our desired indication for use. Even if our clinical studies produce favorable results, the FDA may refuse regulatory clearance and or require additional research causing delays in the launch and commercialization of the IONIQ ProLung Test in the US.

Our clinical studies have resulted in statistically significant variability and the results may be insufficient to gain marketing clearance from the FDA.

Our clinical studies may produce unfavorable results which could prevent or delay ProLung from obtaining FDA and other regulatory clearances. In November 2018, we reported our PL-209 study results indicating day-to-day variability is repeatable; however, same-day variability is statistically significant with a 2% difference in scores though the clinical impact is unclear. In January 2019, we announced preliminary results for our PL-208 study. In the Validation Set (n=174 subjects), the IONIQ ProLung Test demonstrated a sensitivity of 68%, specificity of 49%, Positive

Predictive Value (PPV) of 70%, Negative Predictive Value (NPV) of 47% and an Accuracy of 61%. In, the fall of 2019 we announced the results of PLW-216. In the study of 486 subjects with 418 qualified subjects, the IONIQ ProLung Test returned results of 84% sensitivity, 73% specificity, 78% Positive Predictive Value (PPV) and 80% Negative Predictive Value (NPV). The performance from PL-208, PL-209 and PLW-216 may be insufficient to gain marketing clearance from the FDA.

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

We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious code, unauthorized access attempts, and cyber-attacks, any of which could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurance that our protective measures have prevented or will prevent security breaches, any of which could have a significant impact on our business, reputation and financial condition, particularly attacks that result in our intellectual property and other confidential information being accessed or stolen. We rely on third-party vendors to supply and support certain aspects of our information technology systems. These third-party systems could also become vulnerable to cyber-attacks, malicious intrusions, breakdowns, interference or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Cyber-attacks could also result in unauthorized access to our systems and products, including personal information of individuals, which could trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity, prompt us to offer credit support products or services to affected individuals and lead to class action or other civil litigation. We currently do not maintain cybersecurity insurance. If we fail to monitor, maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could, lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians, other health care professionals and employees, be subject to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, operations or financial condition.

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

There is currently no public trading market for the Company’s common stock, and there is no assurance that a public market for the Company’s common stock will exist in the future. We do not currently meet the listing requirements of the Nasdaq Stock Market or any other exchange. We do meet the requirements for listing on an over- the-counter market; however, an application for quotation in the over-the-counter market must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority, 2) who agree to sponsor the security, and 3) who demonstrate compliance with SEC Rule 15©2-11 before initiating a quote in a security on the over-the-counter market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain a corporate office at 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103. We currently lease this property for $3,960 a month. The lease is through August 31, 2025. This location is approximately 3,635 square feet of office space.

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

(b) Holders

As of April 14, there are 4,591,399 shares outstanding held by approximately 800 stockholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In April 2017 the Board of Directors approved the ProLung Inc. Stock Incentive Plan (the “Plan”). The shareholders approved the Plan in July 2017. The Plan authorizes the Board Compensation Committee to grant incentive stock options, non-incentive stock options, stock bonuses, restricted stock, and performance-based awards to directors, officers, employees and non-employee agents, consultants, advisers, and independent contractors of the Company or any parent or subsidiary of the Company. The following table sets forth certain information with respect to the Plan and any other plans plan as of December 31, 2022:

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

The total number of initial shares of Common Stock authorized for issuance under the Plan was 500,000 shares; the authorized shares will automatically increase on January 1st of each year, for ten consecutive years, commencing on January 1, 2018, by the lesser of (i) 40,000 shares of Common Stock (i.e., 8% of the shares of the shares originally authorized to be issued), or (ii) such number of shares of common stock (if any) the Board may earlier designate in writing. In April 2022, the Board authorized an additional issuance of 500,000 shares on 5/1/2022, 60,000 shares on 1/1/2023, and 60,000 to be issued 1/1/2024.

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

Overview

We are a medical technology company with a mission to dramatically improve the cancer landscape with a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. We operate at the confluence of our Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). We are developing an advanced multi-cancer screening technology for early detection of multipole cancers that may expand the therapeutic window, dramatically improve survivability and reduce the cost of healthcare. We have active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing our proprietary analytic platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020 We submitted our de novo application to the U.S. FDA in February 2022 and we received a substantive review from the FDA outlining additional information that is required for US regulatory clearance These items include questions and requests related to biocompatibility testing, clinical data, Indications for Use and labeling, cybersecurity documentation, electrical safety, special controls, human factors and usability, performance testing, risk analysis, software, sterility and shelf life. We remain fully committed to gaining U.S. FDA regulatory de novo clearance and subsequently commercializing the IONIQ ProLung Test for lung cancer.

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

Fiscal Year Ended December 31, 2022 compared to Fiscal Year Ended December 31, 2021

Revenue and Cost of Revenue.

During the year ended December 31, 2022 or 2021, we had no revenue.

Operating Expenses

Research and Development Expense. Research and development expense for the year ended December 31, 2022 was $1,409,685 compared to research and development expense of $761,052 for the year ended December 31, 2021; representing an increase of $648,633. The increase was due to focused attention in support of our FDA submission. We would expect our research and development costs to remain relatively constant during 2023.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2022 was $1,986,563 compared to selling, general, and administrative expense of $1,722,044 for the year ended December 31, 2021, representing an increase of $264,519. This increase was due to increases in fundraising activities, consulting in support of our FDA submission, stock compensation, and insurance rates in 2022.

Other Expense. Other expense for the year ended December 31, 2022 was $963,153 compared to $1,131,933 the year ended December 31, 2021. The in costs consists of the following:

Interest Expense – Interest decreased in 2022 to $963,153 from $1,268,823 in 2021 due to all loan costs becoming fully amortized during 2021.

Gain/ Loss on Debt Extinguishment – During 2021, the Company was able to settle various obligations at amounts less than originally accrued thus causing a gain on debt extinguishment, we did not have such items during 2022.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2022 and 2021:

	December 31,
	2022	2021

Cash	$296,496	$745,003

Current assets	296,496	745,003
Current liabilities	(13,500,325)	(12,435,011)

Working capital deficit	$(13,203,829)	$(11,690,008)

We need additional capital to continue our operations. We received $1,825,582 in cash from the exercise of warrants during the year ended December 31, 2022. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. We have no existing commitment to provide capital, and given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	the cost and availability of capital generally; and
●	the occurrence of unexpected adverse expenses or events.

In March 2018, we began issuing 8% convertible promissory notes (“convertible notes”). The convertible notes are unsecured. Principal and accrued interest were originally set to mature in March 31, 2022; however, these notes, along with our other notes were amended in March 2022 to extend maturity until September 30, 2023. The holder of the convertible note is entitled, at its option, to convert all, or any portion of the outstanding principal and interest, into shares of our common stock at conversion prices ranging from $3.20 to $10.53 per share. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. Through December 31, 2022, we have issued $10,457,022 in convertible promissory notes.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended December 31, 2022 and 2021 is as follows:

	For the Year Ending
	December 31,
	2022	2021

Operating activities	$(2,270,185)	$(1,799,497)
Investing activities	(3,904)	(2,137)
Financing activities	1,825,582	2,361,511

Net decrease in cash	$(448,507)	$559,877

Operating Activities

For the year ended December 31, 2022, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,203,763 for stock-based compensation, amortization of debt discount, depreciation and amortization.

For the year ended December 31, 2021, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $1,114,803 for stock-based compensation, amortization of debt discount, depreciation and gain on debt extinguishment.

Investing Activities

During the year ended December 31, 2022, the Company purchased equipment totaling $3,904. During the year ended December 31, 2021, the Company purchased equipment totaling $2,137.

Financing Activities

During the year ended December 31, 2022, cash flows from financing activities totaled $1,825,582 related to proceeds received from the exercise of stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and therefore the internal controls are considered not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, the following material weaknesses existed:

The Company did not maintain effective entity-level internal controls as defined by the framework issued by COSO. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of the Company’s accounting staff. Due to this material weakness, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None noted.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None noted.

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

Name and Business Address	Age	Position
Jared Bauer	41	Chief Executive Officer, and Director
Michael Garff	40	Director, Chief Operating Officer
Jim Hogan	66	Director, Chairman of Finance & Compensation Committee
Don Patterson	70	Director, Chairman of Audit Committee
David Nielsen	50	Director
Aaron Dorny	47	Director
Rich McKeown	76	Director

Jared Bauer. Mr. Bauer, 41, was promoted from interim Chief Executive Officer to Chief Executive Officer of ProLung in October 2019. He was appointed to the ProLung Board of Directors in August 2018 and appointed interim CEO one month later. Mr. Bauer has focused his professional endeavors on the medtech industry and is also the CEO of Cibus Biotechnologies Inc. In 2012, Mr. Bauer acquired BurnFree Products, and in just two years with a focus on sustainable revenue generation, led the team to expand BurnFree distribution to 58 countries, managing regulatory processes, re-working quality systems and making BurnFree the second largest burn treatment product line in the world. Mr. Bauer currently serves as a trustee of The Oliver Fund, a non-profit he co-founded, Chairman of the BioUtah SLC Biotech Initiative Advisory Committee, Board member of the BioHive, and recently served as an adjunct professor of entrepreneurship at Ensign College. He holds a BS in Economics from the University of Utah, and an MBA from Boise State University.

Michael Garff. Mr. Garff, 40, has served as our Chief Operating Officer since May 2009. At IONIQ, he obtained US FDA Breakthrough Device Designation and European regulatory approval (CE Mark) for the IONIQ ProLung Test, organized and operates manufacturing, acquired clinical sites at premier cancer hospitals, and designed and implemented a certified ISO 13485 quality management system. Currently, he oversees IONIQ’s product development, manufacturing, clinical studies, regulatory affairs, FDA submissions, quality audits, data analysis, and patents. Prior to IONIQ, he was involved with the Department of Biomedical Informatics of the University of Utah and the Pierre Lassonde Entrepreneur Center where he served as a Director. While there he helped launch several biomedical companies. He holds a BS in Business Finance and an MBA from the University of Utah.

Don Patterson. Mr. Don Patterson, 70, comes to the Board with a broad range of experience. He began his professional career in public accounting and worked for both large and small firms as a CPA for 24 years. During this time, he developed expertise in financial analysis and was significantly involved in merger and acquisition (M&A) activities. He has been involved in multiple boards of directors for companies ranging in size from small, closely held companies to large privately-held, publicly listed companies. In one instance where he served on the boards of two NASDAQ-listed and affiliated firms as the Chair of the Audit Committee and a member of the Compensation Committee, he was directly involved in the sales negotiation to an investment bank. He has also been one of the founders in various entrepreneurial ventures, including manufacturing, distribution, intellectual property (IP) development and prosecution. His primary pursuit for the past 19 years has been in the development and licensing of patents involving manufacturing processes used in the home products industry. Mr. Patterson currently resides in Gilbert, Arizona and holds a BA degree in accounting from Arizona State University.

David Nielsen. Mr. David Nielsen, 50, is currently a partner at Whiteknob consulting, which is a medtech product development company. He has 20 years of R&D and leadership experience at BioFire and BioFire Defense (formerly named Idaho Technology), which sold to bioMérieux in 2014. As one of the original Idaho Technology employees, Mr. Nielsen worked in various roles in engineering, management, and business development rising to the position of Vice President of Product Development.

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

Aaron Dorny. Mr. Dorny, 47, joined the Board in late-2021. He has dedicated his career to improving the operational and financial standing of companies of all sizes by utilizing his expertise in strategy, finance, and leadership. His work has crossed multiple industries, international borders and business disciplines, including accounting, finance, manufacturing, intellectual property, product development, restructuring and corporate strategic planning. His leadership and business skills have been enhanced by time spent with great colleagues at strong companies, such as Innovative Coatings, EP Minerals, EaglePicher and Ernst & Young Corporate Finance, as well as in advisory roles for many other organizations. Mr. Dorny holds a Master of Accountancy from the Marriott School of Business at Brigham Young University.

Rich McKeown. Mr. Rich McKeown, 76, is the co-founder of Leavitt Partners. Mr. McKeown is re-joining the ProLung Board, as the Leavitt Partners’ corporate designee, after previously serving on the ProLung Board from 2014-2017. Leavitt Partners is a health care intelligence business that understands the emerging role of value in health care. In previous roles, Mr. McKeown served as chief of staff for Mike Leavitt at the U.S. Department of Health and Human Services (HHS). At HHS, he directed and coordinated the activities of the largest department in the federal government, serving as the Secretary’s day-to-day manager for a department that employed 67,000 people and had an annual budget in excess of $840 billion. He also led the negotiations between China and the FDA regarding Drug, Device and Food issues which led to landmark agreements in 2008 and paved the way for the placement of US-FDA offices around the world. Mr. McKeown also served as senior counselor and chief of staff to Administrator Mike Leavitt at the U.S. Environmental Protection Agency (EPA). Mr. McKeown co-authored with Mike Leavitt the highly-acclaimed book titled Finding Allies, Building Alliances. Prior to his public service in Washington, D.C., Mr. McKeown served as chief of staff to Governor Mike Leavitt and as commissioner of the Utah State Tax Commission. Leavitt at the U.S. Environmental Protection Agency (EPA). Mr. McKeown co-authored with Mike Leavitt the highly-acclaimed book titled Finding Allies, Building Alliances. Prior to his public service in Washington, D.C., Mr. McKeown served as chief of staff to Governor Mike Leavitt and as commissioner of the Utah State Tax Commission.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members, with such number to be determined by the Board of Directors. The whole Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	The Class I directors are Don Patterson and Michael Garff. Their terms will expire at the 2022 annual meeting of stockholders tentatively slated for June 2023

●	The Class II directors are Jim Hogan and Aaron Dorny. Their terms will expire at the 2023 annual meeting of stockholders

●	The Class III directors are David Nielsen, Rich McKeown and Jared Bauer. Their terms will expire at the 2024 annual meeting of stockholders.

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

Item 11. Executive Compensation

Executive Compensation

Summary Table. The following table provides details with respect to the1total compensation of the Company’s named executive officers during the years ended December 31, 2022, and 2021.

The Company’s named executive officers are (a) each person who served as the Company’s Chief Executive Officer during 2022 and 2021, (b) the next two most highly compensated executed officers serving as of December 31, 2022, whose total compensation exceeds $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2022 or 2021.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
					(1)
Jared Bauer, Chief Executive Officer(2, 3)	2022	$145,000	$50,000	$290,635	$-	$485,635
	2021	$120,000	$-	$146,743	$-	$266,743

Michael Garff, Chief Operating Officer (4)	2022	$165,316	$-	$98,518	$-	$263,834
	2021	$161,288	$-	$88,524	$-	$249,804

(1)	The amounts represent fees paid or accrued by us to the executive officers for service as a Director on the Board of Directors.

(2)	Mr. Bauer was appointed as our interim Chief Executive Officer in August 2018 and promoted to CEO in October 2019. Mr. Bauer was being compensated under a consulting contract of $8,000 per month, which was increased by the Board to $10,000 per month in June 2020 at which point he became a salaried employee of the Company.
(3)	Includes the aggregate grant date fair value of options to purchase 44,956 and 23,000 shares of common stock issued to Mr. Bauer during 2022 and 2021, respectively in accordance with FASB ASC. Options related to Mr Baur’s service as CEO during the years ended December 31, 2022 and 2021 totaled 36,956 and 15,000, respectively. Options related to service as a director during 2022 and 2021 totaled 8,000 for each year.

(4)	Includes the aggregate grant date fair value of options to purchase 15,741 and 14,241 shares of common stock issued to Mr. Garff during 2022 and 2021, respectively in accordance with FASB ASC. Options related to Mr Garff’s service as COO during the years ended December 31, 2022 and 2021 totaled 7,741 and 6,241, respectively . Options related to service as a director during 2022 and 2021 totaled 8,000 for each year.

Compensation of Non-Executive Directors

Summary Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our non-executive directors for all services rendered in all capacities to our company, or any of its subsidiaries, for the year ended December 31, 2022:

Compensation Table for Non-Executive Directors

Name & Principal Position	Fees Earned or Paid		Stock Awards		Option Awards	Other		Total

David Nielsen (1)		$-		$-	$47,724		$-	$47,724
Don Patterson (2)		$-		$-	$60,037		$-	$60,037
Jim Hogan (3)		$-		$-	$60,037		$-	$60,037
Rich McKeown (4)		$-		$-	$47,724		$-	$47,724
Aaron Dorny (5)	$		$		$84,179	$		$84,179

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

(5) Represents the aggregate grant date fair value of options to purchase 14,000 shares of common stock issued in accordance with FASB ASC Standards.

Director Compensation Arrangements

Currently there are no formal arrangements for compensation to the members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 14 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,591,399 shares of our common stock issued and outstanding as of April 14. Unless otherwise indicated, the address of each person listed is in care of ProLung, 350 W. 800 N., Suite 214, Salt Lake City, Utah 84103.

Name of Beneficial Owner, Officer or Director	Amount and Nature of Beneficial Ownership (1) (2)	Percentage of Shares Beneficially Owned

Eric Sokol (3)	483,164	10.2%
ProLung China	278,053	6.1%
Michael Garff, Chief Operating Officer (4)	161,611	3.4%
Jared Bauer, Chief Executive Officer(5)	279,956	5.7%
Don Patterson(6)	219,064	4.6%
Aaron Dorny(7)	81,985	1.8%
Other Directors	214,500	4.6%
All Executive Officers and Directors as a Group (seven persons)	957,115	20.1%

(1)	The number of shares included on this table includes those shares owned by the beneficial owner’s spouse, and entity or trust controlled by the beneficial owner, or owned by another person in the owner’s household.

(2)	Each current member of the Board of Directors has been awarded options to purchase shares of common stock for services on the Board.

(3)

Includes the assumed conversion of convertible debt into 142,475 shares of common stock. Also, includes 12,500 shares issuable upon the exercise of stock warrants that are currently exercisable or exercisable within 60 days.

(4)	Includes 102,236 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Includes 279,956 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Includes the assumed conversion of convertible debt into 144,139 shares of common stock. Also, includes 40,000 shares issuable upon the exercise of stock options and warrants that are currently exercisable or exercisable within 60 days. Includes 34,925 shares of common stock held.

(7)	Includes the assumed conversion of convertible debt into 18,985 shares of common stock. Also, includes 38,000 shares issuable upon the exercise of stock options and warrants that are currently exercisable or exercisable within 60 days. Includes 15,000 shares of common stock held.

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

	2022	2021
Audit Fees	$57,248	$55,450
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$57,248	$55,450

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

The Audit Committee has established pre-approval policies and procedures requiring that the Audit Committee (or the Board of Directors, functioning as the Audit Committee) approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2022 and 2021 were approved by the Audit Committee (or the Board of Directors, functioning as the Audit Committee).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ reports are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets as of December 31, 2022 and 2021

●	Statements of Operations for the years ended December 31, 2022 and 2021

●	Statements of Stockholders’ Deficit for the years ended December 31, 2022 and 2021

●	Statements of Cash Flows for the years ended December 31, 2022 and 2021

●	Notes to the Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

PROLUNG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ProLung, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ProLung, Inc. (“the Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Equity-Based Instruments

Critical Audit Matter Description

During the year ending December 31, 2022, the Company issued common stock and stock options which required management to assess the fair value of these instruments in order to record and disclose the equity-based compensation in these transactions. The Company’s stock does not actively trade on an active market. The Company utilized a valuation methodology that incorporated various assumptions including replacement cost and also utilized a third-party valuation specialist to assist in the determination of the fair value of the Company’s common stock.

We identified auditing the valuation of the equity-based compensation as a critical audit matter due to the significant judgements used by the Company in determining the value of its common stock. Auditing the determination and valuation of the common stock involved a high degree of auditor judgement, specialized skills and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	We evaluated the reasonableness and appropriateness of the choice of valuation methodology and model used for valuing the common stock.
●	We tested the reasonableness of the assumptions used by the Company in the valuation model, including scenario weighting, replacement cost assumptions and discount rates.
●	We tested the accuracy and completeness of data used in developing the assumptions used in the valuation model.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures, including evaluating whether such disclosures were in accordance with relevant accounting standards.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT

April 17, 2023

ProLung, Inc. (dba IONIQ Sciences)

Balance Sheets

	December 31,
	2022	2021

Assets
Current Assets
Cash	$296,496	$745,003
Total Current Assents	296,496	745,003
Property and equipment, net	6,274	21,183
Operating lease right of use asset	123,431	-
Intangible assets, net	108,368	117,929

Total Assets	$534,569	$884,115

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$76,540	$13,733
Accrued liabilities	2,610,804	1,775,849
Operating lease liability - current	40,959	-
Payable for research and development - current	315,000	315,000
Convertible notes payable, related party - current	439,000	434,687
Convertible notes payable - current	10,018,022	9,895,742
Total Current Liabilities	13,500,325	12,435,011

Long-Term Liabilities
Operating lease liability - long term	83,748	-
Total Long-Term Liabilities	83,748	-

Total Liabilities	13,584,073	12,435,011

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,591,399 and 4,122,130 shares issued and outstanding, respectively	4,591	4,122
Additional paid-in capital	31,497,065	28,571,741
Subscription receivable	(65,000)	-
Accumulated deficit	(44,486,160)	(40,126,759)
Total Stockholders’ Deficit	(13,049,504)	(11,550,896)

Total Liabilities and Stockholders’ Deficit	$534,569	$884,115

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2022	2021
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	1,409,685	761,052
Selling, general and administrative expense	1,986,563	1,722,044
Total operating expenses	3,396,248	2,483,096
Loss from operations	(3,396,248)	(2,483,096)
Other income (expense):
Gain on debt extinguishment	-	136,890
Interest expense	(963,153)	(1,268,823)
Total other expense	(963,153)	(1,131,933)
Net loss	$(4,359,401)	$(3,615,029)

Basic and diluted loss per share	$(0.97)	$(0.88)

Weighted-average common shares outstanding, basic and diluted	4,498,453	4,109,444

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Receivable	Deficit	Deficit
Balance, December 31, 2020	4,084,916	$4,085	$27,662,507	$-	$(36,511,730)	$(8,845,138)
Exercise of warrants	10,000	10	35,990	-	-	36,000
Conversion of notes payable to common stock	27,214	27	87,058	-	-	87,085
Stock-based compensation	-	-	730,887	-	-	730,887
Warrants issued to convertible debt placement agent	-	-	55,299	-	-	55,299
Net loss	-	-	-	-	(3,615,029)	(3,615,029)
Balance, December 31, 2021	4,122,130	4,122	28,571,741	-	(40,126,759)	(11,550,896)
Exercise of warrants for cash	351,074	351	1,825,231	-	-	1,825,582
Cashless exercise of warrants	52,174	52	(52)	-	-	-
Exercise of warrants for acquired research and development	19,414	19	113,731	-	-	113,750
Additional shares of common stock issued to warrant holders	27,671	28	254,546	-	-	254,574
Exercise of warrants for subscription receivable	12,667	13	65,861	(65,874)	-	-
Issuance of common stock acquired for research and development	6,436	6	59,205	-	-	59,211
Return of shares for settlement of subscription receivable	(167)	-	(874)	874	-	-
Stock-based compensation	-	-	607,676	-	-	607,676
Net loss	-	-	-	-	(4,359,401)	(4,359,401)
Balance, December 31, 2022	4,591,399	$4,591	$31,497,065	$(65,000)	$(44,486,160)	$(13,049,504)

The accompanying notes are an integral part of these financial statements.

ProLung, Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,359,401)	$(3,615,029)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	28,374	61,676
Amortization of right of use asset	13,585	-
Share-based compensation	607,676	730,887
Exercise of warrants for acquired research and development	113,750	-
Additional shares of common stock issued to warrant holders	254,574	-
Issuance of common stock for acquired research and development	59,211	-
Amortization of loan discount/loan fees	126,593	459,131
(Gain) loss on debt extinguishment	-	(136,891)
Change in assets and liabilities:
Prepaid expenses	-	5,427
Accounts payable	62,807	(84,058)
Accrued liabilities	834,955	779,360
Operating lease liability	(12,309)	-
Net cash flows used in operating activities	(2,270,185)	(1,799,497)

Cash flows from investing activities:
Purchase of equipment	(3,904)	(2,137)
Net cash flows used in investing activities	(3,904)	(2,137)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	3,448,779
Proceeds from warrant exercise	1,825,582	36,000
Payment to placement agent for convertible notes payable	-	(259,069)
Payment on convertible note payable	-	(864,199)
Net cash flows provided by financing activities	1,825,582	2,361,511

Net decrease in cash	(448,507)	559,877
Cash at beginning of period	745,003	185,126
Cash at end of period	$296,496	$745,003
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$30,693
Supplemental disclosure of non-cash investing and financing activities:
Exercise of warrants for subscription receivable	$65,874	$-
Return of shares in satisfaction of subscription receivable	$874	$-
Common stock issued for cashless exercise of warrants	$52	$-
Addition of right of use asset/liability	$137,016	$-
Debt discount on convertible notes - warrants	$-	$292,409
Partial settlement of research and development liability	$-	$50,000
Transfer of accrued interest to convertible notes payable	$-	$43,931
Conversion of debt to equity	$-	$87,085
Transfer of short term loans payable to convertible note payable	$-	$100,181

The accompanying notes are an integral part of these financial statements.

ProLung, Inc

Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 11, 2004 and is doing business as “ProLung.” In May 2020, the Company announced a dba IONIQ Sciences. The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the marketing and sales of precision predictive analytical medical devices specializing in lung cancer. The Company’s principal activities are primarily developing products, seeking FDA clearance for its products, developing markets and securing strategic alliances and obtaining financing.

Going Concern – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues thus far from its operations and no revenue during the current period. Until the Company receives Food and Drug Administration (“FDA”) approval, the Company will not achieve its planned level of operations in the United States. The Company has licensed a portion of its technology to an entity located in China. The Company has incurred substantial and recurring losses to date from operations, continues to have a stockholders’ deficit and is currently dependent on debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consists principally of cash. The Company places its cash with a high credit quality financial institution. At December 31, 2022, the Company had $46,496 of cash in their accounts that exceeded the $250,000 Federally Insured Limit ($250,000).

Fair Value of Financial Instruments – For the notes payable and convertible debentures, the estimated fair value is approximately equal to the carrying value based on the interest rates and other terms of debt.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Impairment or Disposal of Long-Lived Assets - Long-lived assets are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record an asset impairment charge for either of the years ended December 31, 2022 and 2021.

ProLung, Inc

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

The Company computes the fair value of stock options granted and placement agent warrants using the Black Scholes pricing model. The following the assumptions used under the Black Scholes pricing model:

Fair Value of Common Stock - The Company’s shares are not quoted in an active market, therefore the fair value of the Company’s issued shares is based on valuation methods and techniques generally recognized as standard within the industry in which observable data have been used to the extent practicable.

Expected Term - The Company utilizes the “simplified” method to develop an estimate of the expected term of option and warrant grants.

Volatility - The Company does not currently have a sufficient trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued.

Risk Free Interest Rate - Is determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has established a valuation allowance to reduce deferred income tax assets to their realizable values based on whether it is more likely than not that such deferred income tax assets will be realized. At December 31, 2022 and 2021, the Company has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty as to the realizability of the deferred tax assets.

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

Basic and Diluted Loss Per Share – The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of December 31, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	December 31,
	2022	2021
Warrants to purchase shares	299,761	1,344,985
Stock options	917,066	771,788
Convertible notes	3,362,791	3,150,387

	4,579,618	5,267,160

Related Parties – The Company discloses related party transactions which are in the normal course of operations and are measured at the exchange amount.

Leases – In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 would have been effective for the Company’s 2019 fiscal year; however, since the Company was an Emerging Growth Company and made the election to adopt certain accounting standards when they would be applicable for private companies which was the fiscal year beginning January 1, 2022. The Company used the modified retrospective basis. During 2022, the Company entered into lease agreement related to a building. See Note 11 for the effects of implementing ASU 2016-02.

ProLung, Inc

Notes to Financial Statements

Recent Accounting Pronouncements

Convertible Notes Payable – In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners and improves the decision usefulness and relevance of the information provided to financial statement users. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to implement this standard effective January 1, 2022. There does not appear to be any prior period effects for the Company implementing this standard.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

Note 2 – Property and Equipment

Property and equipment consist of the following at December 31, 2021, and 2020:

		December 31,
	Life	2022	2021

Leasehold improvements	3 Years	$133,553	$133,553
Computer equipment	3 years	31,392	31,392
Office equipment	3 to 5 years	28,781	24,877
Tooling	5 years	92,228	92,228

		285,954	282,050
Less accumulated depreciation		(279,680)	(260,867)

Property and equipment, net		$6,274	$21,183

Depreciation expense for the years ended December 31, 2022 and 2021, was $18,813 and $52,114, respectively.

Note 3 – Intangible Assets

In December 2015, the Company purchased patents for a probe as well as enhanced surface and tips for obtaining bioelectrical signals for $175,300. These patents will be amortized over 220 months (18.3 years), at a rate of $797 per month, or $9,562 per year. During the years ended December 31, 2022 and 2021, the Company recognized amortization expense of $9,562 each year. At December 31, 2022, there was accumulated amortization of $66,932. The intangibles will be amortized at the above $9,562 yearly amount over the next 11.3 years

Note 4 – Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021

Accrued interest	$2,551,006	$1,714,446
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	41,925	43,530

Accrued liabilities	$2,610,804	$1,775,849

ProLung, Inc

Notes to Financial Statements

Note 5 –Notes Payable

Convertible Note Issuances prior to 2021

Prior to 2021 the Company issued a total $7,008,243 in convertible notes; $439,000 of which was from a current board members. These notes are unsecured, bear interest at 8% and are convertible at amounts ranging from $3.20 per share ($6,788,467) to $10.53 per share ($219,767). If at any time prior to the maturity date, the Company completes an initial registered public offering (IPO) of its common stock, all unpaid amounts shall automatically be converted into common stock at the lower of (i) $3.20 per share and (ii) 90% of the IPO price. Interest accruing from the date of issuance to the conversion date shall be paid on the maturity date. In March 2022, these and all of the Company’s convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023 and (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three month bonus interest payment in the event an automatic contingent conversion is triggered.

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

The Company incurred $237,110 of cash loan costs related to the issuance of the convertible notes during the year ended December 31, 2021. Also, during 2021, the Company issued 22,540 warrants to a broker related to the issuance of the convertible notes. These warrants are exercisable at prices between $3.20 and $10.53 per share and expire in ten years. The initial fair value of these warrants on the date of grant was $55,299 ($2.45 per warrant) for the year ended December 31, 2021. The fair value was derived utilizing the Black-Scholes Pricing Model with the following weighted average assumptions:

2021
Expected life	5 years
Exercise price	$10.53
Expected volatility	185% - 191%
Weighted average volatility	188%
Expected dividends	n/a
Risk-free interest rate	0.76%

ProLung, Inc

Notes to Financial Statements

The loan costs incurred will be amortized as a component of interest expense over the original term of the convertible notes. During the year ended December 31, 2022 and 2021, the Company recognized interest expense of $126,593 and $459,131 related to the amortization of the loan costs, respectively. As of December 31, 2022, the unamortized balance loan costs is zero.

Convertible notes payable is summarized as follows:

	December 31,
	2022	2021

Convertible notes payable; unsecured; interest at 8%; due September 2023 (includes related party amounts of $439,000)	$10,457,022	$10,457,022

Unamortized discount and loan costs (includes related party amount of $- and $4,313)	-	(126,593)
Notes payable, net	$10,457,022	$10,330,429

Less: current portion, net	(10,457,022)	(10,330,429)

Convertible notes payable - long term, net	$-	$-

Note 6 – Preferred Stock

The stockholders of the Company have authorized 10,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be issued in one or more series. The Board has the right to fix the number of shares of each series (within the total number of authorized shares of the preferred stock available for designation as a part of such series), and designate, in whole or part, the preferences, limitations and relative rights of each series of preferred stock. As of December 31, 2022 and 2021, the Board has not designated any series of preferred stock and there are no shares of preferred stock issued or outstanding.

Note 7 – Stockholders’ Equity

Biomeridian License Purchase (OT Acceptance)

On March 3, 2022, the Company acquired from OT Acceptance, LLC (“OT Acceptance”) certain intellectual property formerly licensed to the Company by OT Acceptance. As a result of this acquisition, the Company now owns, rather than having license rights, to all of the intellectual property used by it with respect to early cancer detection. The aggregate consideration paid by the Company to OT Acceptance under the Agreement was $134,211, which was paid $75,000 in cash and the issuance of 6,436 shares of the Company’s common stock at $9.20 per share totaling $59,211. The Company considers the acquisition of intellectual property as research and development and expensed the acquisition as research and development.

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

ProLung, Inc

Notes to Financial Statements

Exercise of Warrants

During the year ended December 31, 2022, warrant holders exercised 503,785 warrants for 435,162 shares of common stock as follows:

●	351,704 common shares were issued upon the cash exercise of 351,704 warrants with a $5.20 per share exercise price. The Company received $1,825,582 in cash proceeds.

●	19,414 common shares were issued upon the non-cash exercise of 19,414 warrants with a $5.20 per share exercise price as part of the Vine Medical Asset Purchase mentioned above.

●	The exercise of 12,667 warrants with a value of $65,874 for the issuance of 12,667 shares of common stock had signed exercise agreements but the cash proceeds were not initially received, and a subscription receivable was recorded. During 2022, 167 shares were returned, and the subscription receivable decreased by $874. On December 31, 2022, the balance of the subscription receivable was $65,000. The subscription receivable was settled in cash subsequent to December 31, 2022.

●	120,000 warrants with exercise prices of $5.20 were exercised cashless based on the fair value of common stock of $9.20 per share, resulting in 52,174 common shares being issued.

During the year ended December 31, 2022, for professional services rendered 27,671 shares valued at $254,574 ($9.20 per share) were issued. The value of these shares was included in the statement of operations.

During the year ended December 31, 2021, 10,000 warrants were exercised for cash proceeds of $36,000 ($3.60 per share).

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

2022 Board and Employee Option Grants

As part of an agreement for their service during the year ended December 31, 2022 current Board members and advisors accepted the issuance of 80,463 options at exercise prices between $9.20 and $9.86 per option. These options vested upon issuance. The fair value of these options was $5.66 per option or $455,323 and was expensed upon grant.

In July 2022, the Board’s approved the issuance of 64,815 options to employees of the Company at an exercise price of $9.20 per option. These options vest quarterly over four years. The fair value of these options was $6.56 per option or $425,292 and will be expensed over the relative vesting period.

2021 Board and Employee Option Grants

As part of an agreement for their service during the year ended December 31, 2021 current Board members and advisors accepted the issuance of 73,600 options at per option exercise price of $2.47 (16,600 options), $6.73 (33,200 options) and $9.20 (23,800 options), respectively. These options vested upon issuance. The fair value of these options was $5.92 per option or $435,664 and was expensed upon grant. The fair value was computed using the Black Scholes method.

In May 2021, the Board’s approved the issuance of 40,678 options to employees of the Company at an exercise price of $6.73 per option. These options vest quarterly over four years. The fair value of these options was $6.37 per option or $259,104 and will be expensed over the relative vesting period.

ProLung, Inc

Notes to Financial Statements

The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

	2022	2021

Weighted average fair value	$8.64	$6.11
Expected life	5.6 years	5.1 years
Exercise price	$9.28	$4.94
Expected volatility	68% to 78%	140% to 188%
Weighted average volatility	75%	176%
Expected dividends	n/a	n/a
Risk-free interest rate	3.21%	1.00%

A summary of option activity for the year ended December 31, 2022 and 2021 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2020	663,016	$5.16	8.1 years
Issued	114,278	$6.63
Adjustment	-	$-
Forfeited/Expired	(5,506)	$2.47
Outstanding at December 31, 2021	771,788	$5.39	6.8 years
Vested at December 31, 2021	698,707	$5.52	6.6 years

Outstanding at December 31, 2021	771,788	$5.39	6.8 years
Issued	145,308	$9.28
Adjustment	-	$-
Forfeited/Expired	-	$-
Outstanding at December 31, 2022	917,096	$6.01	6.7 years	$3,530,341
Vested at December 31, 2022	815,099	$5.87	6.4 years	$3,251,642

The above intrinsic value is based on an assumed fair value of the Company’s stock of $9.84 per share. The Company recorded an expense of $606,676 and $542,690 for the year ended December 31, 2022 and 2021 related to these options, respectively. The $571,352 remaining unrecognized expense will be recognized through June 2026 with a weighted average term of 3.4 years.

Total stock-based compensation expense from amortization of options, warrants (Note 9) and common stock issuances have been included in the statements of operations as follows:

	For the Year Ending
	December 31,
	2022	2021

Research and development expense	$455,640	$45,271
Selling, general and administrative expense	579,571	685,616

Total share-based compensation	$1,035,211	$730,887

ProLung, Inc

Notes to Financial Statements

Note 9 – Common Stock Warrants

See Note 7 for common stock warrants exercised during the year ended December 31, 2022 and 2021.

The Company has issued warrants to purchase its common stock for equity, debt and compensation reasons. See Note 5 for 22,540 warrants issued as part of loan issuance costs during the year ended December 31, 2021.

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

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants

Outstanding at December 31, 2020	1,305,595	$-	-
Issued	52,540	$10.53
Exercised	(10,000)	$3.60
Adjustment	(25)
Expired/Forfeited	(3,125)	$3.60
Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years

Outstanding at December 31, 2021	1,344,985	$5.25	1.1 years
Issued	-	$-
Exercised	(503,785)	$5.21
Expired/Forfeited	(541,439)	$5.22
Outstanding at December 31, 2022	299,761	$5.16	4.4 years	$1,444,240

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

Through December 31, 2022, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through December 31, 2021, $210,000 in payments had been made plus $50,000 in equipment (see below) with the remaining $315,000 currently payable.

ProLung, Inc

Notes to Financial Statements

Settlement of Liabilities

During the year ended December 31, 2021, the Company recorded $136,890 in gains from settlement of liabilities. Write-down of accounts payable related to agreed-to settlement accounted for $86,890 with the remaining $50,000 attributed to the agreed to value of equipment transferred to Wuxi.

Note 11 – Leases

In September 2022, the Company renegotiated their office space lease from a month-to-month lease to a long-term operating lease agreement. The lease agreement is for 36 months requiring monthly payments as follows:

On January 1, 2022, the Company adopted Topic 842, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company determined that the fair value of the lease asset and liability at the inception of the leases was $137,016 using a discount rate of 8% which was the cost of capital for the Company.

Beginning Date		Ending Date	Payment
September 2022	-	August 2023	$3,960
September 2023	-	August 2024	$4,356
September 2024	-	August 2025	$4,487

During the year ended December 31, 2022, the Company made payments resulting in a $3,047 reduction in the lease liability. As of December 31, 2022 the lease liability amounted to $124,707. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The right-of-use asset on December 31, 2022 was $123,431, net of amortization of $13,585. The remaining term of the lease is 32 months on December 31, 2022.

The lease expense related to this lease for the year ended December 31, 2022 and 2021, which includes the portion under a month-to-month agreement was $32,880 and $43,200, respectively.

Maturities of the Company’s lease liability is as follows:

Year Ending December 31,
2023	$49,500
2024	52,796
2025	35,896
Less: Imputed interest/ present value discount	(13,485)
$124,707

The above liability is presented on the accompanying balance sheet as follows:

Lease liability - current	$40,959
Lease liability - long-term	$83,748

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2022, and 2021:

	December 31,
	2022	2021

Net operating losses	$8,628,300	$7,730,700
Research and development credit carryforward	209,900	209,900
Depreciation and amortization	(100)	(2,400)
Valuation allowance	(8,838,100)	(7,938,200)
Net Deferred Tax Asset	$-	$-

As of December 31, 2022, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2022 and 2021 is set forth below:

	For the Year Ended
	December 31,
	2022	2021

Net loss	$(1,133,000)	$(940,000)
Non-deductible expenses and other	233,100	201,400
Change in valuation allowance	899,900	738,600
Benefit from income taxes	$-	$-

As of December 31, 2022, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $33.2 million. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2023 through 2041. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal and Utah income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2019. The Company is no longer subject to Utah state tax examinations for tax years before and including December 31, 2017. During the years ended December 31, 2022, and 2021, the Company did not incur interest and penalties.

Note 13 – Subsequent Events

Convertible Note Bridge Financing

In February 2023, the company initiated a $2M bridge financing round. As of April 14, $736,124 in financing has been received with the remaining expected by the end of the second quarter.

Board and Employee Options Grant

In the first quarter of 2023, the board approved the issuance of 16,624 options for board members and advisors as part of their agreed compensation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

PROLUNG, INC.

April 17, 2023	By:	/s/ Jared Bauer
Date		Jared Bauer
Chief Executive Officer (Principal Executive and Accounting Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jared Bauer	Chief Executive Officer (Principal Executive and Accounting Officer)	April 17, 2023
Jared Bauer

/s/ Don Patterson	Director	April 17, 2023
Don Patterson

/s/ Michael Garff	Director	April 17, 2023
Michael Garff

/s/ Jim Hogan	Director	April 17, 2023
Jim Hogan

/s/ David Nielsen	Director	April 17, 2023
David Nielesen

/s/ Rich McKeown	Director	April 17, 2023
Rich McKown

/s/ Aaron Dorny	Director	April 17, 2023
Aaron Dorny

53

Exhibit Index

Exhibit Number	Description

3.2	Amended and restated By-Laws(1)

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 INS	Inline XBRL Instance Document*

101 SCH	Inline XBRL Schema Document*

101 CAL	Inline XBRL Calculation Linkbase Document*

101 LAB	Inline XBRL Labels Linkbase Document*

101 PRE	Inline XBRL Presentation Linkbase Document*

101 DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(1) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 19, 2017.

54