Form 10-Q
period 2023-03-31
PROLUNG INC
filed 2023-05-22
CIK 1541884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 22, 2023 the issuer had 4,614,989 shares of common stock, $0.001 par value, outstanding.

PROLUNG, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ProLung, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$842,131	$296,496
Total Current Assets	842,131	296,496

Property and equipment, net	5,793	6,274
Operating lease right of use asset	113,026	123,431
Intangible assets, net	105,978	108,368

Total Assets	$1,066,928	$534,569

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$124,661	$76,540
Accrued liabilities	2,823,620	2,610,804
Operating lease liability - current	42,980	40,959
Payable for research and development - current	315,000	315,000
Convertible notes payable, related party, net - current	566,843	439,000
Convertible notes payable - current, net	10,607,045	10,018,022
Derivative liability	143,630	-
Total Current Liabilities	14,623,779	13,500,325

Long-Term Liabilities
Operating lease liability - long term	72,279	83,748
Total Long-Term Liabilities	72,279	83,748

Total Liabilities	14,696,058	13,584,073

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 4,614,989 and 4,591,399 shares issued and outstanding	4,614	4,591
Additional paid-in capital	31,661,166	31,497,065
Subscription receivable	-	(65,000)
Accumulated deficit	(45,294,910)	(44,486,160)
Total Stockholders’ Deficit	(13,629,130)	(13,049,504)

Total Liabilities and Stockholders’ Deficit	$1,066,928	$534,569

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Revenue	$-	$-
Total revenue	-	-
Cost of revenue:	-	-
Gross margin	-	-
Operating expenses:
Research and development expense	197,223	726,711
Selling, general and administrative expense	371,441	703,810
Total operating expenses	568,664	1,430,521
Loss from operations	(568,664)	(1,430,521)
Other income (expense):
Interest expense	(240,086)	(330,903)
Total other expense	(240,086)	(330,903)
Net loss	$(808,750)	$(1,761,424)

Basic and diluted loss per share	$(0.18)	$(0.42)

Weighted-average common shares outstanding, basic and diluted	4,592,488	4,157,158

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(808,750)	$(1,761,424)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,871	15,464
Amortization of right of use asset	10,405	172,961
Stock-based compensation - share issuance and options/warrants	155,868	437,437
Amortization of loan discount	24,372	126,593
Change in assets and liabilities:
Accounts payable	48,121	(6,877)
Accrued liabilities	212,816	204,277
Operating lease liability	(9,448)	-
Net cash flows used in operating activities	(363,745)	(811,569)

Cash flows from investing activities:
Net cash flows used in investing activities	-	-

Cash flows from financing activities:
Proceeds from settlement of subscription receivable	65,000	-
Proceeds from exercise of warrants	8,256	1,318,722
Proceeds from convertible notes payable - related party	150,000	-
Proceeds from convertible notes payable	686,124	-
Net cash flows provided by financing activities	909,380	1,318,722

Net increase in cash	545,635	507,153
Cash at beginning of period	296,496	745,003
Cash at end of period	$842,131	$1,252,156
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Establishment of convertible note discount/derivative liability	$143,630	$-
Cashless exercise of warrants	$22	$52
Exercise of warrants where funds yet received	$-	$670,234

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2022	4,591,399	$4,591	$31,497,065	$(65,000)	(44,486,160)	$(13,049,504)
Exercise of warrants for cash	1,290	1	8,255	-	-	8,256
Cashless exercise of warrants	22,300	22	(22)	-	-	-
Settlement of subscription receivable	-	-	-	65,000	-	65,000
Stock-based compensation	-	-	155,868	-	-	155,868
Net loss	-	-	-	-	(808,750)	(808,750)
Balance, March 31, 2023	4,614,989	$4,614	$31,661,166	$-	$(45,294,910)	$(13,629,130)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	4,122,130	$4,122	$28,571,741	$-	$(40,126,759)	$(11,550,896)
Exercise of warrants for cash	253,601	254	1,318,468	-	-	1,318,722
Cashless exercise of warrants	52,174	52	(52)	-	-	-
Exercise of warrants for acquired research and development	19,414	20	113,730	-	-	113,750
Additional shares of common stock issued to warrant holders	27,671	28	254,546	-	-	254,574
Exercise of warrants funds not yet received	128,890	127	670,107	(670,234)	-	-
Issuance of common stock acquired research and development	6,436	6	59,205	-	-	59,211
Stock-based compensation - from option - warrant amortization	-	-	182,863	-	-	182,863
Net loss	-	-	-	-	(1,761,424)	(1,761,424)
Balance, March 31, 2022	4,610,316	$4,609	$31,170,608	$(670,234)	$(41,888,183)	$(11,383,200)

The accompanying notes are an integral part of these unaudited condensed financial statements

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ProLung, Inc. (the “Company”), is a Delaware corporation that was incorporated on November 22, 2004 and is doing business as (dba) “IONIQ Sciences” and “ProLung.” The Company’s headquarters are located in Salt Lake City, Utah. The Company’s business is the development of a modern solution for the early detection of multiple cancers thereby expanding the therapeutic window, significantly improving survivability, and reducing the cost of healthcare. One in two Americans will be diagnosed with cancer during their lifetime and one in five will die. Clinical literature shows that early detection can save lives and money. IONIQ Sciences operates at the confluence of its Electrical Impedance Analytics (EIA) technology or bioimpedance and artificial intelligence (AI). The Company has active projects in lung, breast and gastro-intestinal (GI) cancers. The first planned product utilizing its proprietary digital platform, the IONIQ ProLung Test™ for lung cancer, has been designated a Breakthrough Device by the U.S. FDA in February 2020. The Company submitted its de novo application to the U.S. FDA in February 2022 and received a substantive review from the FDA outlining additional information that is required for US regulatory clearance. These items include questions and requests related to biocompatibility testing, clinical data, Indications for use and labeling, cybersecurity documentation, electrical safety, special controls, human factors and usability, performance testing, risk analysis, software, sterility and shelf life. IONIQ Sciences remain fully-committed to gaining U.S. FDA regulatory de novo clearance and continue to collaborate with the US FDA so the Company can satisfy their requests and subsequently commercialize the IONIQ ProLung Test for lung cancer.

Basis of Presentation

The accompanying condensed financial statements have been prepared by management in accordance with rules and regulations promulgated by the U.S. Securities and Exchange Commission and therefore certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary for them to be presented fairly, with those adjustments consisting only of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 may not be indicative of the results to be expected for the year ending December 31, 2023.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share - The Company computes basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company computes diluted loss per share by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding. The computation of diluted loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect. As of March 31, 2023, and 2022, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the Three Months Ended
	March 31,
	2023	2022
Warrants to purchase shares	251,285	316,180
Stock options	933,720	791,588
Convertible notes	3,415,179	3,202,149

	4,600,184	4,309,917

Recent Accounting Pronouncements

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

Note 2 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Accrued interest	$2,764,288	$2,551,006
Accrued royalties	17,873	17,873
Accrued payroll and payroll taxes	41,459	41,925

Accrued liabilities	$2,823,620	$2,610,804

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Convertible Notes Payable

$2 Million Bridge Notes - In February 2023, the company initiated a $2M bridge financing round. As of March 31, 2023, $836,124 ($150,000 from current board members) in financing has been received. These notes bear interest at 8% and are due September 30, 2023.

The Convertible Notes were convertible upon the occurrence of certain events, including upon a change in control or a next equity financing. The conversion features are described as follows:

The Company determined that the terms that could result in the Bridge Notes automatically converting at 75% of the lowest per-share selling price of the stock sold by the Company in the Next Qualified Equity Financing and are deemed a redemption feature. The Company also concluded that the redemption features require bifurcation from the Bridge Notes and subsequent accounting in the same manner as a freestanding derivative.

The assigned fair value of the embedded redemption derivative liability of $143,630 (includes related party amount of $25,767) was recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2023, the Company recognized interest expense of $24,372 (includes related party amount of $3,610) from the accretion of the debt discount.

Convertible Notes - In March 2022, all of the Company’s convertible notes were amended with the following new terms: (1) the maturity date was extended to September 30, 2023, (2) there is an expanded automatic contingent conversion to include a qualified financing of at least $10M and (3) added a three-month bonus interest payment in the event an automatic contingent conversion is triggered.

Notes payable are summarized as follows:

	March 31,	December 31,
	2023	2022

$2 Millon Secured Bridge Notes; interest at 8%; due September 2023 (includes related party amount of $150,000)	$836,124	$-

Convertible notes payable; unsecured; interest at 8%; due September 2023 (includes related party amount of $439,000)	10,457,022	10,457,022

Unamortized loan cost (includes related party amount of $22,157)	(119,258)	-

Notes payable, net	$11,173,888	$10,457,022
Less: current portion, net	(11,173,888)	(10,457,022)
Convertible notes payable - long term, net	$-	$-

Note 4 - Derivative Liability

As described above, the redemption provisions embedded in the Bridge Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Bridge Note embedded redemption derivative liability was calculated by determining the value of the debt component of the Bridge Notes at various conversion or maturity dates using a Probability Weighted Expected Return valuation method. The fair value calculation placed greater probability on the occurrence of the conversion or the maturity date scenario, with little or no weight given to other scenarios. The fair value of the embedded redemption derivative liability is significantly influenced by the discount rate, the remaining term to maturity and the Company’s assumptions related to the probability of a qualified financing or no financing prior to maturity. The Financing Date is the estimated date of an automatic conversion as the result of a Next Qualified Equity Financing.

The Derivative Liability is considered a Level 3 recurring financial instrument and will be revalidated every period. Currently, the derivative liability is the only Level 3 financial instrument the Company has.

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

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

As part of an agreement for their service during the three months ended March 31, 2023 current Board members and advisors accepted the issuance of 16,624 options at an exercise price of $9.86 per option. These options vested upon issuance. The fair value of these options was $6.29 per option or $104,489 and was expensed upon grant. The fair value was computed using the Black Scholes method using the following weighted-average assumptions:

2023

Expected life	4.8 years
Exercise price	$9.86
Expected volatility	78% to 72%
Weighted average volatility	78%
Expected dividends	n/a
Risk-free interest rate	3.63%

A summary of option activity for the three months ended March 31, 2023 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Options	Price	Life	Options
Outstanding at December 31, 2022	917,096	$6.01	6.7 years
Issued	16,624	$-
Exercised	-	$-
Forfeited/Expired/Adjustment	-	$-
Outstanding at March 31, 2023	933,720	$6.08	6.4 years	$3,530,341
Vested at March 31, 2023	842,086	$5.95	6.1 years	$3,292,168

The Company recorded an expense of $155,868 and $182,863 for the three months ended March 31, 2023 and 2022 related to the amortization of options issued under the plan. The remaining unrecognized expense of $533,692 will be recognized through June 2026 (weighed average 2.8 years).

Total stock-based compensation expense from options, warrants (Note 6) and common stock issuances (Note 6 and Note 7) have been included in the statements of operations as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Research and development expense	$9,061	$177,952
Selling, general and administrative expense	146,807	432,446

Total share-based compensation	$155,868	$610,398

ProLung, Inc. and Subsidiary

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Common Stock Warrants

During the three months ended March 31, 2023, warrant holders exercised 48,476 warrants as follows:

-	1,290 warrants were exercised for $8,256 in cash proceeds.

-	47,186 warrants were exercised in a cashless exercise whereby 24,886 shares with a value of $9.86 per share were used to settle the exercise price and the remaining 22,300 shares were issued to the warrant holders.

A summary of warrant activity for the three months ended March 31, 2023 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value of
	Under	Exercise	Contractual	Vested
	Warrants	Price	Life	Warrants
Outstanding at December 31, 2022	299,761	$5.16
Issued	-	$-
Exercised	(48,476)	$5.23
Expired/Forfeited	-	$-
Outstanding at March 31, 2023	251,285	$5.15	5.0 years	$1,219,890

Note 7 – Stockholders’ Equity

During the three months ended March 31, 2023, as discussed in Note 6, 48,476 warrants were exercised for the issuance of common stock. Also, $65,000 in cash was received during the three months ended March 31, 2023 in settlement of the subscription receivable.

Note 8 – Commitments and Contingencies

Leases

In September 2022, the Company renegotiated their office space lease from a month-to-month lease to a long-term operating lease agreement. The lease agreement is for 36 months requiring monthly payments as follows:

Beginning Date		Ending Date	Payment
September 2022	-	August 2023	$3,960
September 2023	-	August 2024	$4,356
September 2024	-	August 2025	$4,487

On January 1, 2022, the Company adopted Topic 842, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company determined that the fair value of the lease asset and liability at the inception of the lease using a discount rate of 8% which was the cost of capital for the Company.

During the three months ended March 31, 2023, the Company made payments resulting in a $9,448 reduction in the lease liability. As of March 31, 2023 the lease liability amounted to $115,259. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The right-of-use asset on March 31, 2023 was $113,026, net of amortization of $10,405. The remaining term of the lease is 29 months on March 31, 2023.

Maturities of the Company’s lease liability is as follows:

Year Ending December 31,
2023 (Remaining)	$37,620
2024	52,796
2025	35,896
Less: Interest	(11,053)
$115,259

The above liability is presented on the accompanying balance sheet as follows:

Lease liability - short-term	$42,980
Lease liability - long-term	$72,279

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

Through March 31, 2023, 278,053 shares had been issued based on conditions being met. The final 69,513 shares will be issued once the final milestone is met. Through March 31, 2023, $210,000 in payments had been made plus $50,000 in equipment with the remaining $315,000 currently payable.

Note 9 – Subsequent Events

Bridge Financing

Since March 31, 2023, The Company has raised an additional $100,000 in Bridge Financing through the issuance of Convertible Debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) of ProLung, Inc. (the “Company”).

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean a statement is not forward looking. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause these differences include the following:

●	We are a development stage company with limited revenue and no assurance of earning significant revenue over the long term.

●	We will need significant capital to execute our business plan, particularly as we continue to seek clearance from the FDA to market our IONIQ ProLung Test.

●	We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

●	We have issued indebtedness and, if we are unable to repay or refinance it, our creditors could foreclose on our assets and force us into bankruptcy.

●	We are in the early stages of commercialization, and our IONIQ ProLung Test may never receive marketing approval from the FDA or achieve commercial market acceptance.

●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	We are reliant on a single product and if we are not successful in commercializing the IONIQ ProLung Test and are unable to develop additional products, our business will not succeed.

●	We are subject to litigation risk for product liability if our IONIQ ProLung Test is not effective.

●	We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

●	We are subject to the risk of product recalls if our products are defective.

●	We may not obtain any, or adequate, third-party coverage and reimbursement for our prospective customers.

●	The absence of, or limits on, reimbursements may affect our revenues and our ability to achieve profitability.

●	If the IONIQ ProLung Test is not accepted by physicians and patients, we will be unable to achieve market acceptance.

●	We are a small company and may be unable to compete with competitive technologies.

●	We are dependent upon our suppliers to safely and timely manufacture our products.

●	We are dependent upon third parties for marketing and other aspects of our business.

●	Any clinical trials that we conduct, including our ongoing trial, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory authorization(s) of our products or impair our financial position.

●	We engage in related party transactions, which result in a conflict of interest involving our management.

●	Our clinical studies, including our ongoing clinical study, may produce unfavorable results.

●	Our success depends upon our ability to effectively market our products.

●	We are dependent on key personnel, whose employment may be terminated by the Company or the employee at any time, which could cause significant disruption in our business and lead to significant expenses.

●	We must obtain regulatory clearance or approval in the US and other markets to be able to commence marketing and sales in those markets.

●	Even if we receive regulatory clearance or approval for the IONIQ ProLung Test, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

●	If we obtain FDA clearance or approval, we will be subject to Medical Device Reporting (MDR).

●	Recently proposed healthcare reform measures could hinder or prevent the commercial success of our products.

●	We will be subject to healthcare fraud and abuse law regulations.

●	Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

●	IONIQ Sciences clinical study designs have not been reviewed by the FDA, and there is a risk that the FDA will not agree with our study designs or results.

●	We may be unable to protect our intellectual property rights, which are important to the potential value of our products and company.

●	We may incur significant costs and liability if we infringe, or are accused of infringing on, the intellectual property rights of others.

●	We may need to market the IONIQ ProLung Test under a different name in the EU to avoid the risk of trademark infringement.

●	If outstanding warrants are exercised, or Convertible Debentures are converted, stockholders will be diluted.

●	Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

●	Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

●	If a market develops for our common stock, we expect the market price to be volatile and trading in our common stock to be of limited volume.

●	We have never paid, and do not intend to pay in the future, dividends on our common stock.

●	Although we are capable of internally manufacturing to meet foreseeable demand, we may at some time be dependent upon contract manufacturers to safely and timely manufacture our products.

●	There is no guarantee that FDA clearance will lead to the IONIQ ProLung Test being approved by payors for reimbursement.

●	Our IONIQ ProLung Test may produce false positive and false negative results.

In addition, please review the other, and more detailed, risk factors discussed in our 2022 Form 10-K.

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

Revenues and Cost of Revenue. During the three months ended March 31, 2023 and March 31, 2022 we had no revenues or cost of revenues.

Operating Expenses. Total operating expense for the three months ended March 31, 2023 was $568,664 compared to the total operating expenses for the three months ended March 31, 2022 of $1,430,521, representing an decrease of $861,857. Operating expenses have been classified by management as either research and development or selling, general and administrative based on an assignment of certain expenses directly to these classifications or based on management’s allocation of certain expenses between these classifications.

The overall decrease in operating expense is primarily due to equity issuances for purchased research and development and expense recorded for additional shares issued to warrant holders during 2022.

Research and Development Expense. Research and development expense for the three months ended March 31, 2023, was $203,454, compared to research and development expense of $726,711 for the three months ended March 31, 2022; representing a decrease of $523,257. This increase was mostly due to research and development expenses from the acquisition of certain intellectual property from two entities paid for in cash and equity instruments.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2023 was $365,210 compared to selling, general and administrative of $703,810 for the three months ended March 31, 2022; representing a decrease of $338,600. This decrease was primarily due to shares issued to warrant holders for additional services partially offset by increased amortization of stock based compensation for employee options.

Other Expense. Other expense for the three months ended March 31, 2023 was $240,086 as compared to $330,903 for the three months ended March 31, 2022 representing an decrease of $90,817. This increase was solely due interest expense. During the three months ended March 31, 2022 we completed amortizing cash and non-cash loan costs related to our convertible debt. The Bridge Notes we issued during 2023 had no direct loan costs but did have a discount related to the derivative liability redemption feature.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Cash	$842,131	$296,496

Current assets	842,131	296,496
Current liabilities	(14,623,779)	(13,500,325)

Working (deficit) capital	$(13,781,648)	$(13,203,829)

We need additional capital to continue our operations. During the three months ended March 31, 2023, we received $836,124 from the issuance of Convertible Bridge Notes and $73,256 from the exercise of warrants the settlement of our subscription receivable. In order for us to continue operations we will need additional capital which will require us to issue equity securities, debt securities and rights to acquire equity securities. Given our early stage of development, we may be unable to raise sufficient capital when needed and, in any case, will likely be required to pay a high price for capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

●	Our ability to find a commercial market for our IONIQ ProLung Test and obtain needed regulatory clearance
●	Our financial results;
●	The cost and availability of capital generally; and
●	The occurrence of unexpected adverse expenses or events.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the Three Months Ended March 31, 2023 and 2022 is as follows:

	Three Months Ending
	2023	2022

Operating activities	$(363,745)	$(811,569)
Investing activities	-	-
Financing activities	909,380	1,318,722

Net increase (decrease) in cash	$545,635	$507,153

Operating Activities

For the three months ended March 31, 2023, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $193,516 for stock-based compensation, amortization and depreciation.

For the three months ended March 31, 2023, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $752,455 for stock-based compensation, share issuances, amortization of debt discount and depreciation.

Financing Activities

During the three months ended March 31, 2023, cash flows from financing activities totaled $909,380. This was from the issuance of Convertible Bridge Notes ($836,124), settlement of subscription receivable ($65,000) and the exercise of warrants (8,256).

During the three months ended March 31, 2022, cash flows from financing activities totaled $1,318,722. This was solely due to the exercise of warrants for cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer concluded as of March 31, 2023 that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also had the following unregistered common shares issuances

-	1,290 warrants were exercised for $8,256 in cash proceeds.

-	47,186 warrants were exercised in a cashless exercise whereby 24,886 shares with a value of $9.86 per share were used to settle the exercise price and the remaining 22,300 shares were issued to the warrant holders.

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

PROLUNG, Inc.

May 22, 2023	By:	/s/ Jared Bauer
Date		Jared Bauer, Chief Executive Officer

